Form 10-Q
period 1996-03-31
SINTER METALS INC
filed 1996-05-14
CIK 927970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1996.


                             Commission File Number
                                     1-13366

                               SINTER METALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    25-1677695
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

50 Public Square, Cleveland, Ohio                             44113
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (216)771-6700

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                  ------   ------

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. As of May 1, 1996, the Registrant had the following classes of common stock outstanding:

         Class A Common Stock, $0.001 par value           5,004,747
         Class B Common Stock, $0.001 par value           2,543,381





                        Page   1   of       Pages
                            -------  -------

                               SINTER METALS, INC.

                                    FORM 10-Q


                                      INDEX

                                                                 PAGE NO.
                                                                 -------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements................................3

                  Consolidated Balance Sheets as of
                  March 31, 1996 and December 31, 1995................3

                  Consolidated Statements of Operations for
                  the Three Months ended March 31, 1996 and
                  1995................................................5

                  Consolidated Statements of Cash Flows for
                  the Three Months ended March 31, 1996 and
                  1995................................................6

                  Notes to Consolidated Financial Statements..........7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                           Operations................................10


PART II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K..........13

         Index to Exhibits...........................................14

SIGNATURES...........................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SINTER METALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                               March 31,          December 31,
                                                                 1996                1995
                                                              -----------         -----------
ASSETS                                                        (Unaudited)          (Audited)

CURRENT ASSETS:
         Cash                                                    $ 1,883           $  1,462
         Accounts receivable, net of
          allowance of $113 and $111,
          respectively                                            13,592             11,129
         Inventories                                              10,858             10,194
         Other current assets                                        649                643
                                                                --------           --------

                  Total current assets                            26,982             23,428
                                                                --------           --------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                        586                586
         Buildings and building
          improvements                                             6,251              6,251
         Machinery and equipment                                  33,020             32,757
         Construction-in-progress                                  2,744              1,113
                                                                --------           --------
                                                                  42,601             40,707

         Less accumulated depreciation                           (13,277)           (12,024)
                                                                --------           --------

                  Total property, plant
                   and equipment                                  29,324             28,683

INTANGIBLE ASSETS                                                 12,991             13,109
                                                                --------           --------

TOTAL ASSETS                                                    $ 69,297           $ 65,220
                                                                ========           ========








The accompanying notes are an integral part of these financial statements.

                                                SINTER METALS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  March 31,       December 31,
                                                                    1996              1995
                                                                 -----------      ------------
                                                                 (Unaudited)       (Audited)
CURRENT LIABILITIES:
 Current maturities of long-term debt                         $   267              $   267
 Accounts payable                                               8,891                7,068
 Accrued payroll and vacation                                   1,956                1,241
 Accrued benefits                                               2,543                3,080
 Other accrued expenses                                         2,070                1,996
 Income taxes payable                                           1,741                  648
                                                              -------              -------

         Total current liabilities                             17,468               14,300
                                                              -------              -------

LONG-TERM OBLIGATIONS:
 Term loan                                                      2,274                2,291
 Borrowings under revolving credit
   agreement                                                      569                2,141
 Other noncurrent liabilities                                     979                1,000
 Deferred income taxes                                          4,157                4,026
                                                              -------              -------

         Total long-term obligations                            7,979                9,458
                                                              -------              -------

         Total liabilities                                     25,447               23,758
                                                              -------              -------


STOCKHOLDERS' EQUITY:
  Class A, par value $.001 per share;
   authorized 20,000,000 shares;
   issued and outstanding 5,004,747 shares                          5                    5
  Class B, par value $.001 per share;
   authorized 5,000,000 shares;
   issued and outstanding 2,543,381 shares                          2                    2
  Additional paid-in capital                                   27,838               27,838
  Cumulative translation adjustments                              322                  331
  Retained earnings                                            15,683               13,286
                                                              -------              -------

         Total stockholders' equity                            43,850               41,462
                                                              -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $69,297              $65,220
                                                              =======              =======




The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                1996             1995
                                                               ------           ------
Net sales                                                     $27,977           $24,624
Cost of sales                                                  21,552            19,068
                                                              -------           -------

   GROSS PROFIT                                                 6,425             5,556

Selling, general and
 administrative expenses                                        2,482             1,914

Amortization of intangible
 assets                                                            99                69
                                                              -------           -------

  INCOME FROM OPERATIONS                                        3,844             3,573

Interest expense                                                   70                35

Other expense, net                                                 --                26
                                                              -------           -------

  INCOME BEFORE PROVISION
         FOR INCOME TAXES                                       3,774             3,512

Provision for income taxes                                      1,375             1,400
                                                              -------           -------

NET INCOME APPLICABLE TO
 COMMON STOCK                                                 $ 2,399           $ 2,112
                                                              =======           =======

Net income per common share                                   $   .32           $   .28
                                                              =======           =======

Weighted average common
 shares outstanding                                             7,548             7,448
                                                              =======           =======





The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                 ----------------------
                                                                                  1996            1995
                                                                                 ------          ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                     $2,399          $2,112
  Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                                            1,371           1,130
         Deferred income taxes                                                      131             280
         Other                                                                      (32)            -0-
         Cash provided (used) by working capital
           items, net of acquisition
                  Accounts receivable, net                                       (2,463)         (2,284)
                  Inventories                                                      (664)           (747)
                  Other current assets                                               (6)            (33)
                  Accounts payable                                                1,823             163
                  Accrued payroll and benefits                                      178             476
                  Other accrued expenses                                             74             206
                  Accrued taxes                                                   1,093             701
                                                                                -------          ------
         Net cash provided by operating activities                                3,904           2,004

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                     (1,894)           (829)
                                                                                -------          ------
                                                                                 (1,894)           (829)
CASH FLOW FROM FINANCING ACTIVITIES:
  Term debt borrowings                                                               -0-            192
  Term debt repayments                                                              (17)            -0-
  Decrease in net borrowings under revolving
    credit line                                                                  (1,572)         (1,275)
                                                                                -------          ------

         Net cash (used) by financing activities                                 (1,589)         (1,083)
                                                                                -------          ------

         Net increase in cash                                                       421              92

CASH, beginning of period                                                         1,462              78
                                                                                -------          ------

CASH, end of period                                                             $ 1,883          $  170
                                                                                =======          ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                                                    $    85          $   28
                                                                                =======          ======
  Cash payments for income taxes                                                $    13          $  411
                                                                                =======          ======




The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.       ORGANIZATION:
         -------------

The Company's principal business consists of the design, engineering and production of precision pressed metal components for use primarily in the automotive, home appliance, lawn and garden and power tool industries. The Company manufactures over 1,000 different components such as gears, bearings and sprockets, for use in engines, transmissions and other drive mechanisms.

2.       PRINCIPLES OF CONSOLIDATION:
         ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned divisions, PPMI, Midwest and Sinterteknik. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements. Effective January 1, 1996, all of the Company's domestic operating subsidiaries, including PPMI and Midwest, were merged into Sinter Metals.

The interim financial statements included herein have been prepared by the Company without audit. The financial information presented herein, while not necessarily indicative of results to be expected for the full year, reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of the Company are necessary for a fair presentation of the results of operations for the periods indicated.

3.       INVESTMENT IN PMH:
         ------------------

As part of its business strategy, in 1993, the Company purchased a 30% interest in Powder Metal Holding, Inc. (PMH), a nonoperating holding company that owns 100% of ICM/Krebsoge (ICM/K) (a domestic manufacturer of pressed metal products). ICM/K has operating facilities located in Indiana, Ohio and Canada. The most recent audited financial statements indicate that PMH had total assets of $56.3 million, net sales of $106.5 million and net income of $9.1 million as of and for the year ended December 31, 1995.


While PMH returned to profitability in 1994 and 1995, the net worth of PMH at December 31, 1995, remains a negative $29.1 million. Accordingly, the Company chose not to recognize in the accompanying statement of operations its pro rata portion of PMH's first quarter 1996 and 1995 net income.

At the time of the purchase, the Company and PMH entered into a conditional merger agreement (the Conditional Merger Agreement) and a shareholders' agreement (the Shareholders' Agreement). Each party's obligation to consummate the merger under the Conditional Merger Agreement was subject to a number of conditions, including ICM/K and the Company meeting certain financial and operating targets as of and for the year ended December 31, 1995. While the Company met the prescribed targets, ICM/K did not, and on April 30, 1996, the Conditional Merger Agreement expired.

The Shareholders' Agreement gives the Company a right of first refusal on the sale of the balance of PMH stock. If the Company continues to maintain its stock position in PMH, it may, after December 31, 1998, sell its position to PMH on a prescribed formula that is dependent upon the performance of PMH for the twelve months preceding such sale. The Shareholders' Agreement also requires unanimous consent of the shareholders for most major corporate actions, including but not limited to the following, (i) any merger, consolidation or reorganization of PMH, (ii) the disposition of any property in excess of $1 million, (iii) capital contributions in excess of $2 million and (iv) the approval of executive compensation.

Summarized income statement information for PMH is presented for the three months ended March 31, 1996 and 1995, as follows(dollars in thousands):

                                                                          Three Months Ended
                                                                               March 31
                                                                       -----------------------
                                                                             (Unaudited)
                                                                         1996           1995
                                                                       -------         -------
         Net sales                                                     $27,562         $30,038
         Gross profit                                                    2,370           5,366
         Net income (loss)                                             $  (253)        $ 1,680
                                                                       =======         =======

4.       INVENTORIES:
         ------------

The major components of inventories were as follows (dollars in thousands):

                                                   March 31, 1996       December 31, 1995
                                                   --------------       -----------------
                                                     (Unaudited)            (Audited)
                  Raw Materials                         $ 3,069              $ 2,945
                  Work-in-process                         4,606                4,481
                  Finished goods                          3,538                3,105
                                                        -------              -------
                                                        $11,213              $10,531
                  LIFO reserve                             (355)                (337)
                                                        -------              -------
                                                        $10,858              $10,194
                                                        =======              =======


5.       REVOLVING CREDIT FACILITY:
         --------------------------

Concurrent with the Company's initial public offering, the Company entered into a revolving line of credit aggregating $22.5 million. The revolving line of credit was subsequently amended and expanded in January 1996 (the New Revolver). The New Revolver is a $30 million unsecured facility and matures in January 1999. The New Revolver contains various affirmative and negative covenants customary for unsecured revolving credit financing, and bears interest at optional rates as defined. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at March 31, 1996 and December 31, 1995.

6.       ACQUISITION:
         ------------

Effective June 26, 1995, the Company purchased the stock of Kolsva Sinterteknik for a combination of $3.8 million in cash and 100,000 shares of the Company's Class A Common Stock. The transaction was financed through the Company's revolving credit facility. As a part of the transaction, the Company assumed long-term debt of Sinterteknik aggregating approximately $1.9 million.

The transaction was recorded utilizing the purchase method of accounting and, accordingly, the gross purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of acquisition. Proforma financial operating results as if the acquisition had been completed on January 1, 1995, are as follows (dollars in thousands):

                                                          Three Months Ended
                                                            March 31, 1995
                                                          ------------------
         Net sales                                              $26,687
         Gross profit                                             6,148
         Income before taxes                                      3,774
         Net income applicable to common stock                    2,282
         Net income per common share                                .30

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was organized in 1991 to facilitate the stock acquisition of Pennsylvania Pressed Metals Inc. The acquisition was financed through borrowings under a secured credit agreement and issuance by the Company of subordinated notes, preferred stock, common stock and capital appreciation rights. In 1993, the capital appreciation rights ("CAR") were repurchased.

In October 1994, the Company successfully completed an initial public offering of its Class A Common Stock raising net proceeds of approximately $14.7 million after consideration of transaction expenses. The Company used the net proceeds from the initial public offering together with borrowings of approximately $2.0 million under the Company's revolving credit facility to repay all of its then outstanding senior and a portion of its subordinated indebtedness and to redeem a portion of its preferred stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

Net Sales. Net sales increased $3.4 million, or 13.6%, to $28.0 million in the first quarter of 1996 from $24.6 million in the comparable quarter of 1995. The increase in net sales reflects the impact of the Kolsva Sinterteknik AB ("Sinterteknik") acquisition, increased penetration in the automotive market and an increase in the selling price per unit. The increase in selling price per unit is primarily attributable to additional secondary work being performed by the Company.

Sales for the automotive market remained flat for the quarter, reflecting the Company's increased penetration in the automotive market offset by the impact of the General Motors strike. The Company estimates that the impact of the General Motors strike aggregated approximately $.8 million to $1.0 million in sales volume. Sales for each of the Company's other major markets, appliance, lawn and garden and power tools, experienced increases during the first quarter.

Gross profit. Gross profit increased by $.9 million, or 15.6%, to $6.4 million in 1996. The gross profit margin increased from 22.6% in the first quarter of 1995 to 23.0% in the comparable period in 1996. The increase is principally attributable to a change in product mix. The Company has been experiencing a change in the complexity of the product, which results in a higher selling price per pound a higher gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $.6 million in 1996 to $2.5 million. Similarly, selling, general and administrative expenses as a percentage of sales increased from 7.8% to 8.9% for the first quarter of 1995 and 1996, respectively. The increase in selling, general and administrative expenses for the 1996 first quarter is primarily attributable to the administrative costs incurred in the Swedish subsidiary.

Income from operations. Income from operations increased by $.3 million, or 7.6%, in 1996, as compared to 1995. Income from operations as a percent of net sales decreased from 14.5% in 1995 to 13.7% in 1996, reflecting the increase in selling, general and administrative expenses described above.

Income Taxes. The provision for income taxes was $1.4 million in 1996 and 1995 reflecting the favorable tax rate in Sweden.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital, purchase capital equipment and fund potential acquisitions. Historically, the Company has used income generated by operations as well as borrowings available under long-term credit agreements and the issuance of subordinated notes to fund these capital needs. In conjunction with the Company's initial public offering in 1994, the Company utilized the proceeds from the offering to repay its long-term debt and a portion of its subordinated notes. The Company's remaining subordinated notes and preferred stock were converted into shares of Class A Common Stock.

To provide ongoing liquidity and to fund short-term working capital requirements, the Company in January 1996 expanded and amended its revolving credit agreement. The revised credit agreement is unsecured and provides $30 million of funds for working capital needs, capital expenditures and to fund potential acquisitions. Utilizing the new agreement, the Company had available at March 31, 1996 approximately $27.8 million of borrowings available to fund growth and acquisition needs.

In addition to the new revolving credit agreement, the Company issued on April 10, 1996, an industrial development bond aggregating $7.2 million. The bond is a tax exempt floating interest rate bond and will be utilized to fund the construction of the new plant facility in Chicago and anticipated additional plant equipment.

Net cash provided by operating activities increased in 1996 by approximately $1.9 million from the 1995 level of $2.0 million. The increase is primarily attributable to the Company's increase of accounts payable levels in 1996. Net cash provided by operating activities is principally generated from net income of the Company, and non cash charges for depreciation, which are substantial due to the capital intensive nature of the Company's business and changes in working capital.

Capital expenditures aggregated $1.9 and $.8 million for 1996 and 1995, respectively. Capital expenditures are anticipated to increase to approximately $9.0 million in 1996 to fund the Company's previously announced plant expansions and capital expenditures as is customary for a business in this capital intensive industry. As of March 31, 1996, the Company had no other commitments for capital expenditures outside the ordinary course of business.

The capital requirements of the Company are subject to change as business conditions vary and investment opportunities arise. The Company has articulated an acquisition growth strategy and historically has averaged one acquisition per year. Accordingly, the Company is always looking at acquisition opportunities of various sizes, and these opportunities may require expansion of the existing long-term debt facilities. The Company believes that it has sufficient borrowing capacity to increase its long-term borrowing level, if it becomes appropriate due to changes in capital requirements. The Company believes that its existing indebtedness, coupled with funds generated by the Company's operations, will be sufficient to provide the Company with the liquidity and capital resources necessary to fund the anticipated working capital requirements and capital expenditures of the Company for at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See attached Exhibit Index.

         (b) Reports on Form 8-K. No reports have been filed by the Company on Form 8-K during the period covered by this report.

                                  EXHIBIT INDEX


EXHIBIT
- -------
NUMBER                              DESCRIPTION OF DOCUMENT                             PAGE NO.
- ------                              -----------------------                             --------

 4.1                                Credit Agreement dated as of January 18,
                                    1996, by and among Sinter Metals, Inc., the lenders set forth therein, and the issuing bank referred to therein, Mellon Bank, N.A., as Agent.

 10.1                               Adjustable Rate Industrial Develop-
                                    ment Bonds (Series 1996 Sinter Metals,
                                    Inc. Project) dated as of April 1,
                                    1996, by and among Sinter Metals,
                                    Inc. and the Village of Richton
                                    Park, Cook County, Illinois.

 27.0                               Financial Data Schedule



                               SINTER METALS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-Q for the period ended March 31, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1996                         SINTER METALS, INC.


                                             /s/ Joseph W. Carreras
                                            -----------------------------------
                                            Joseph W. Carreras
                                            Chairman of the Board and Chief
                                            Executive Officer (Duly Authorized
                                            Officer)



                                             /s/ Michael T. Kestner
                                            -----------------------------------
                                            Michael T. Kestner
                                            Vice President and Chief Financial
                                            Officer (Chief Accounting Officer)

                               CONSENT OF MAKER
                               ----------------

                  The undersigned, maker of the Discretionary Demand Note, dated __________, 199_, in favor of Sinter Metals, Inc., a Delaware corporation, in the principal amount of up to $__________, hereby consents to, accepts and acknowledges receipt of a copy of, the foregoing Pledge Agreement this ___ day of ________, 199_, and agree that, upon the occurrence of an Event of Default (as defined in the foregoing Pledge Agreement), the undersigned will acknowledge Mellon Bank, N.A., for itself and as Agent for the Lenders, as holder of the Discretionary Demand Note and will make all payments on account of the Discretionary Demand Note directly to Mellon Bank, N.A. In the event of a breach by the undersigned of any provision herein or in the foregoing Pledge Agreement, all of the Obligations (as defined in the foregoing Pledge Agreement) shall, without presentment, demand, protest or notice of any kind, become immediately due and payable unless Mellon Bank, N.A. shall otherwise elect in writing.



______________________________

By: __________________________

Its: _________________________