Form 10-Q
period 1996-06-30
SINTER METALS INC
filed 1996-08-14
CIK 927970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1996.

                             Commission File Number
                                     1-13366

                               SINTER METALS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    25-1677695
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

50 Public Square, Cleveland, Ohio                                   44113
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number, including area code:       (216) 771-6700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X       No
                                                -------       ------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. As of August 6, 1996, the Registrant had the following classes of common stock outstanding:

   Class A Common Stock, $0.001 par value              5,009,747
   Class B Common Stock, $0.001 par value              2,543,381





                               Page 1 of 16 Pages

                               SINTER METALS, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements........................................3

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995.........................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months ended
                  June 30, 1996 and 1995......................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months ended June 30, 1996
                  and 1995....................................................6

                  Notes to Condensed Consolidated Financial
                  Statements..................................................7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations........................................10


PART II.  OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote
                           of Security Holders...............................14

         Item 6.           Exhibits and Reports on Form 8-K..................14

INDEX TO EXHIBITS............................................................15

SIGNATURES...................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SINTER METALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                           June 30,  December 31,
                                             1996       1995
                                          --------    --------
ASSETS                                    (Unaudited) (Audited)

CURRENT ASSETS:
         Cash                             $  2,663    $  1,462
         Accounts receivable, net of
          allowance of $113 and $111,
          respectively                      12,949      11,129
         Inventories                        10,723      10,194
         Other current assets                  651         643
                                          --------    --------
                  Total current assets      26,986      23,428
                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT:

         Land                                  589         586
         Buildings and building
          improvements                       6,311       6,251
         Machinery and equipment            33,466      32,757
         Construction-in-progress            4,405       1,113
                                          --------    --------
                                            44,771      40,707

         Less accumulated depreciation     (14,510)    (12,024)
                                          --------    --------

                  Total property, plant
                   and equipment            30,261      28,683

RESTRICTED CASH                              6,461         -0-

INTANGIBLE ASSETS                           12,986      13,109
                                          --------    --------

TOTAL ASSETS                              $ 76,694    $ 65,220
                                          ========    ========





   The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,           December 31,
                                                                         1996                1995
                                                                       -------             -------
                                                                     (Unaudited)           (Audited)

CURRENT LIABILITIES:
 Current maturities of long-term debt                                  $   264             $   267
 Accounts payable                                                        7,645               7,068
 Accrued expenses                                                        6,747               6,317
 Income taxes payable                                                    1,222                 648
                                                                       -------             -------

         Total current liabilities                                      15,878              14,300
                                                                       -------             -------

LONG-TERM OBLIGATIONS:
 Term loan                                                               9,355               2,291
 Borrowings under revolving credit
   agreement                                                               -0-               2,141
 Other noncurrent liabilities                                              834               1,000
 Deferred income taxes                                                   4,324               4,026
                                                                       -------             -------

         Total long-term obligations                                    14,513               9,458
                                                                       -------             -------

         Total liabilities                                              30,391              23,758
                                                                       -------             -------


STOCKHOLDERS' EQUITY:
  Class A, par value $.001 per share;
   authorized 20,000,000 shares;
   issued and outstanding 5,004,747 shares                                   5                   5
  Class B, par value $.001 per share;
   authorized 5,000,000 shares;
   issued and outstanding 2,543,381 shares                                   2                   2
  Additional paid-in capital                                            27,838              27,838
  Cumulative translation adjustments                                       372                 331
  Retained earnings                                                     18,086              13,286
                                                                       -------             -------

         Total stockholders' equity                                     46,303              41,462
                                                                       -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $76,694             $65,220
                                                                       =======             =======






   The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30                JUNE 30
                                1996        1995       1996        1995
                              --------    --------   --------    --------
Net sales                     $ 27,562    $ 22,104   $ 55,539    $ 46,728
Cost of sales                   21,175      17,261     42,727      36,329
                              --------    --------   --------    --------

 GROSS PROFIT                    6,387       4,843     12,812      10,399

Selling, general and
 administrative expenses         2,393       1,643      4,875       3,557

Amortization of intangible
 assets                             96          92        195         161
                              --------    --------   --------    --------

  INCOME FROM OPERATIONS         3,898       3,108      7,742       6,681

Interest expense                   118          48        188          83

Other (income) expense, net        (21)         40        (21)         66
                              --------    --------   --------    --------

  INCOME BEFORE PROVISION

         FOR INCOME TAXES        3,801       3,020      7,575       6,532

Provision for income taxes       1,400       1,150      2,775       2,550
                              --------    --------   --------    --------

NET INCOME APPLICABLE TO
 COMMON STOCK                 $  2,401    $  1,870      4,800    $  3,982
                              ========    ========   ========    ========

Net income per common share   $    .32    $    .25        .64    $    .53
                              ========    ========   ========    ========

Weighted average common
 shares outstanding              7,548       7,454      7,548       7,451
                              ========    ========   ========    ========









   The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                     --------------------
                                                         1996        1995
                                                     --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                         $  4,800    $  3,982
  Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                  2,671       2,034
         Deferred income taxes                            298         350
         Other                                           (186)        -0-
         Cash provided (used) by working capital
           items, net of acquisition
                  Accounts receivable, net             (1,820)     (1,611)
                  Inventories                            (529)       (581)
                  Other current assets                     (8)        (18)
                  Accounts payable                        577      (1,389)
                  Accrued expenses                        430         226
                  Accrued taxes                           574        (799)
                                                     --------    --------
         Net cash provided by operating activities      6,807       2,194

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (4,065)     (1,912)
  Acquisition of business                                 -0-      (4,043)
  Restricted cash                                      (6,461)        -0-
                                                     --------    --------
     Net cash (used) by investing activities          (10,526)     (5,955)

CASH FLOW FROM FINANCING ACTIVITIES:
  Term debt borrowings                                  7,195         183
  Term debt repayments                                   (134)        -0-
  Increase (decrease) in net borrowings under
    revolving credit line                              (2,141)      3,616
  Issuance of common stock                                -0-       1,000
                                                     --------    --------
         Net cash provided by financing activities      4,920       4,799
                                                     --------    --------
         Net increase in cash                           1,201       1,038

CASH, beginning of period                               1,462          78
                                                     --------    --------

CASH, end of period                                  $  2,663    $  1,116
                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                         $    187    $     46
                                                     ========    ========
  Cash payments for income taxes                     $  1,894    $  3,077
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                               SINTER METALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1.       ORGANIZATION:
         ------------

The Company's principal business consists of the design, engineering and production of precision pressed metal components for use primarily in the automotive, home appliance, lawn and garden and power tool industries. The Company manufactures over 1,000 different components such as gears, bearings and sprockets, for use in engines, transmissions and other drive mechanisms.

2.       PRINCIPLES OF CONSOLIDATION:
         ---------------------------

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

While PMH returned to profitability in 1994 and 1995, the net worth of PMH at December 31, 1995, remains a negative $29.1 million. Accordingly, the Company chose not to recognize in the accompanying statement of operations its pro rata portion of PMH's first half 1996 and 1995 net income.

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

Summarized income statement information for PMH is presented for the six months ended June 30, 1996 and 1995, as follows (dollars in thousands):

                                        Six Months Ended
                                            June 30
                                       -------------------
                                            (Unaudited)
                                         1996       1995
                                         ----       ----
         Net sales                     $56,993    $58,321
         Gross profit                    6,058     10,457
         Net income                    $   661    $ 3,111
                                       =======    =======

4.       INVENTORIES:

The major components of inventories were as follows (dollars in thousands):

                                                     June 30, 1996              December 31, 1995
                                                     -------------              -----------------
                                                      (Unaudited)                    (Audited)
                  Raw Materials                         $ 2,891                       $ 2,945
                  Work-in-process                         4,325                         4,481
                  Finished goods                          3,880                         3,105
                                                        -------                       -------
                                                        $11,096                       $10,531
                  LIFO reserve                             (373)                         (337)
                                                        -------                       -------
                                                        $10,723                       $10,194
                                                        =======                       =======

5.       REVOLVING CREDIT FACILITY:
         --------------------------

Concurrent with the Company's initial public offering in October 1994, the Company entered into a revolving line of credit aggregating $22.5 million. The revolving line of credit was subsequently amended and expanded in January 1996 (the New Revolver). The New Revolver is a $30 million unsecured facility and matures in January 1999. The New Revolver contains various affirmative and negative covenants customary for unsecured revolving credit financing, and bears interest at optional rates as defined therein. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 1996 and December 31, 1995.

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

                                                                                  Six Months Ended
                                                                                    June 30, 1995
                                                                                    -------------
         Net sales                                                                    $51,450
         Gross profit                                                                  11,697
         Income before taxes                                                            6,929
         Net income applicable to common stock                                          4,317
         Net income per common share                                                      .57

7.       SUBSEQUENT EVENTS-ACQUISITION OF SINTERFORM, INC.
         -------------------------------------------------

Effective July 18, 1996 the Company purchased 100% of the outstanding stock of SinterForm, Inc. in exchange for consideration of approximately $8.6 million. SinterForm is a pressed metal manufacturer with fiscal year sales at June 30, 1996, of approximately $14.0 million. The transaction was financed through borrowings against the Company's revolving credit facility and issuance of 5,000 shares of the Company's Class A Common Stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

Net sales. Net sales increased $5.5 million, or 24.7%, to $27.6 million in the second quarter of 1996 from $22.1 million in the comparable quarter of 1995. The increase in net sales reflects the impact of the Kolsva Sinterteknik AB ("Sinterteknik") acquisition, increased penetration by the Company in the automotive market, increased automotive production throughout North America, and an increase in the selling price per unit.

Gross profit. Gross profit increased by $1.5 million, or 31.9%, to $6.4 million in 1996. The gross profit margin increased from 21.9% in the second quarter of 1995 to 23.2% in the comparable period in 1996. The increase in gross profit margin is principally attributable to a change in product mix and the inclusion of the Swedish subsidiary, which consistently reports a higher gross margin than the domestic plants. The Company has been experiencing a change in the complexity of the product, which results in a higher selling price per pound and a correspondingly higher gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $.8 million in 1996 to $2.4 million. Selling, general and administrative expenses as a percentage of sales increased from 7.4% to 8.7% for the second quarter of 1995 and 1996, respectively. The increase in selling, general and administrative expenses for the 1996 second quarter is primarily attributable to the administrative costs incurred in the Swedish subsidiary, and general increases associated with the increased sales base.

Income from operations. Income from operations increased by $.8 million, or 25.4%, in 1996, as compared to 1995. Income from operations as a percentage of net sales remained constant for both quarters at 14.1%, reflecting the increase in selling, general and administrative expenses described above.

Income taxes. The provision for income taxes was $1.4 million in 1996 and $1.2 million in 1995 reflecting the favorable tax rate in Sweden.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995

Net sales. Net sales increased $8.8 million, or 18.9%, to $55.5 million in the first six months of 1996 from $46.7 million in the comparable period of 1995. The increase in net sales reflects the impact of the Sinterteknik acquisition, increased penetration by the Company in the automotive market and an increase in selling price per unit.

The increased penetration in the automotive market is evidenced by the 7% increase in automotive sales experienced by the Company in the first half of 1996 over the first half of 1995, while North American light vehicle production during the same period declined by 4%.

Gross profit. Gross profit increased by $2.4 million, or 23.2%, to $12.8 million in 1996. The gross profit margin increased from 22.3% in 1995 to 23.1% in 1996. The increase in gross profit margin is principally attributable to a change in product mix and the inclusion of the Swedish subsidiary, which consistently reports a higher gross margin than the domestic plants.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million in 1996 to $4.9 million. Selling, general and administrative expenses as a percentage of sales increased from 7.6% to 8.8% for the first half of 1995 and 1996, respectively. The increase in selling, general and administrative expenses in 1996 is primarily attributable to the administrative costs incurred in the Swedish subsidiary and general increases associated with the increased sales base.

Income from operations. Income from operations increased by $1.1 million, or 15.9%, in 1996, as compared to 1995. Income from operations as a percentage of net sales decreased from 14.3% in 1995 to 13.9% in 1996, reflecting the increase in selling, general and administrative expenses described above.

Income Taxes. The provision for income taxes was $2.8 million in 1996 and $2.6 million in 1995 reflecting the favorable tax rate in Sweden.

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

To provide ongoing liquidity and to fund short-term working capital requirements, the Company in January 1996 expanded and amended its revolving credit agreement. The revised credit agreement is unsecured and provides $30 million of funds for working capital needs, capital expenditures and to fund potential acquisitions. Utilizing the new agreement, the Company had available at June 30, 1996 approximately $21.1 million of borrowings available to fund growth and acquisition needs.

In addition to the new revolving credit agreement, the Company issued on April 10, 1996, an industrial development bond aggregating $7.2 million. The bond is a tax exempt floating interest rate bond and will be utilized to fund the construction of the new plant facility in Chicago and anticipated additional plant equipment.

On July 18, 1996, the Company entered into an agreement to purchase 100% of the outstanding stock of SinterForm, Inc. The purchase price of $8.6 million was allocated $8.5 million for cash and 5,000 shares of Class A Common Stock. The $8.5 million in cash was funded utilizing the Company's revolving credit agreement.

Net cash provided by operating activities increased in 1996 by approximately $4.6 million from the 1995 level of $2.2 million. The increase is primarily attributable to the Company's increase in net income, accounts payable and accrued tax levels in 1996. Net cash provided by operating activities is principally generated from net income of the Company, and non cash charges for depreciation, which are substantial due to the capital intensive nature of the Company's business and changes in working capital.

Capital expenditures aggregated $4.0 and $1.9 million for 1996 and 1995, respectively. Capital expenditures are anticipated to increase to approximately $9.0 million in 1996 to fund the Company's previously announced plant expansions and capital expenditures as is customary for a business in this capital intensive industry. As of June 30, 1996, the Company had no other commitments for capital expenditures outside the ordinary course of business.

The capital requirements of the Company are subject to change as business conditions vary and investment opportunities arise. The Company has articulated an acquisition growth strategy and historically has averaged one acquisition per year. Accordingly, the Company is always looking at acquisition opportunities of various sizes, and these opportunities may require expansion of the existing long-term debt facilities. The Company believes that it has sufficient borrowing capacity to increase its long-term borrowing level, if it becomes appropriate due to changes in capital requirements. The Company believes that funds available under its existing credit agreement, coupled with funds generated by the Company's operations, will be sufficient to provide the Company with the liquidity and capital resources necessary to fund the anticipated working capital requirements and capital expenditures of the Company for at least the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 1996, the Company held its annual meeting of stockholders. At that meeting, the stockholders elected seven directors to serve until the next annual meeting of stockholders and approved the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.

Of the total eligible votes of 5,004,747, stockholders cast votes of 3,896,619, or 78% of the total eligible votes. The votes cast for the aforementioned matters were as follows:

                                                                 For             Against         Abstain
                                                                 ---             -------         -------

         1)       Election of Directors
                  ---------------------
                  Joseph W. Carreras                          3,876,641           19,978               0
                  Donald L. LeVault                           3,876,641           19,978               0
                  E. Joseph Hochreiter                        3,876,641           19,978               0
                  David Y. Howe                               3,876,440           20,179               0
                  Mary Lynn Putney                            3,876,441           20,178               0
                  William H. Roj                              3,876,441           20,178               0
                  Charles E. Volpe                            3,876,641           19,978               0

         2)       Appointment of Independent Auditors
                  -----------------------------------

                  Arthur Andersen LLP                         3,870,572            2,287          23,760

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      See attached Exhibit Index.

                                  EXHIBIT INDEX

EXHIBIT
- -------
NUMBER                              DESCRIPTION OF DOCUMENT                                      PAGE NO.
- ------                              -----------------------                                      --------
  4.1                      Revolving Credit Agreement - First
                             Amendment                                                              17
  4.2                      Revolving Credit Agreement - Second
                             Amendment                                                              22

 27.0                      Financial Data Schedule                                                  28

                               SINTER METALS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-Q for the period ended June 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 12, 1996          SINTER METALS, INC.

                                 /s/ Joseph W. Carreras
                                 ------------------------------------------
                                 Joseph W. Carreras
                                 Chairman of the Board and Chief
                                 Executive Officer (Duly Authorized
                                 Officer)

                                 /s/ Michael T. Kestner
                                 ------------------------------------------
                                 Michael T. Kestner
                                 Vice President and Chief Financial
                                 Officer (Chief Accounting Officer)