Form 10-Q
period 1996-09-30
SINTER METALS INC
filed 1996-11-13
CIK 927970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1996.

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     ----           ----

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of October 31, 1996, the registrant had the following number of shares of common stock outstanding:

         Class A Common Stock, $0.001 par value             5,009,747
         Class B Common Stock, $0.001 par value             2,543,381





                               Page 1 of 16 Pages

                               SINTER METALS, INC.

                                    FORM 10-Q

                                      INDEX

                                                           Page No.
                                                           --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995.....3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Nine Months
                  Ended September 30, 1996 and 1995............5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1996
                  and 1995.....................................6

                  Notes to Condensed Consolidated Financial
                  Statements...................................7

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.............................11


PART II.  OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K.......15

SIGNATURES....................................................16

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SINTER METALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                             September 30,               December 31,
                                                                 1996                        1995
                                                             -------------               ------------
ASSETS                                                        (Unaudited)                  (Audited)
CURRENT ASSETS:
         Cash                                                   $  1,752                   $  1,462
         Accounts receivable, net of
          allowance of $120 and $111,
          respectively                                            14,611                     11,129
         Inventories                                              13,751                     10,194
         Other current assets                                        775                        643
                                                                --------                   --------

                  Total current assets                            30,889                     23,428
                                                                --------                   --------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                        788                        586
         Buildings and building
          improvements                                             7,465                      6,251
         Machinery and equipment                                  36,835                     32,757
         Construction-in-progress                                  5,619                      1,113
                                                                --------                   --------
                                                                  50,707                     40,707

         Less accumulated depreciation                           (15,664)                   (12,024)
                                                                --------                   --------

                  Total property, plant
                   and equipment                                  35,043                     28,683

RESTRICTED CASH                                                    5,856                        ---
OTHER ASSETS                                                         552                        132
GOODWILL                                                          17,773                     12,977
                                                                --------                   --------

TOTAL ASSETS                                                    $ 90,113                   $ 65,220
                                                                ========                   ========





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                               SINTER METALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)     (Audited)
CURRENT LIABILITIES:
 Current maturities of long-term debt                     $   154        $   267
 Accounts payable                                          10,055          7,068
 Accrued expenses                                           7,817          6,317
 Income taxes payable                                       1,498            648
                                                          -------        -------

         Total current liabilities                         19,524         14,300
                                                          -------        -------

LONG-TERM OBLIGATIONS:
 Term loan                                                  9,316          2,291
 Borrowings under revolving credit
   agreement                                                6,505          2,141
 Deferred income taxes                                      5,379          4,026
 Other noncurrent liabilities                                 810          1,000
                                                          -------        -------

         Total long-term obligations                       22,010          9,458
                                                          -------        -------

         Total liabilities                                 41,534         23,758
                                                          -------        -------


STOCKHOLDERS' EQUITY:
  Class A, par value $.001 per share;
   authorized 20,000,000 shares;
   issued and outstanding 5,009,747 and
   5,004,747 shares, respectively                               5              5
  Class B, par value $.001 per share;
   authorized 5,000,000 shares;
   issued and outstanding 2,543,381 shares                      2              2
  Additional paid-in capital                               27,925         27,838
  Cumulative translation adjustments                          373            331
  Retained earnings                                        20,274         13,286
                                                          -------        -------

         Total stockholders' equity                        48,579         41,462
                                                          -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $90,113        $65,220
                                                          =======        =======




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                               SINTER METALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30                        SEPTEMBER 30
                                             1996              1995              1996             1995
                                             ----              ----              ----             ----
Net sales                                   $27,529           $22,664           $83,068          $69,392

Cost of sales                                21,478            17,601            64,205           53,930
                                            -------           -------           -------          -------

  GROSS PROFIT                                6,051             5,063            18,863           15,462

Selling, general and
 administrative expenses                      2,447             1,919             7,322            5,476

Amortization of intangible
 assets                                         105                81               300              242
                                            -------           -------           -------          -------

  INCOME FROM OPERATIONS                      3,499             3,063            11,241            9,744

Interest expense                                100               137               288              220

Other(income) expense, net                      (39)               43               (60)             109
                                            -------           -------           -------          -------

  INCOME BEFORE PROVISION
         FOR INCOME TAXES                     3,438             2,883            11,013            9,415

Provision for income taxes                    1,250             1,050             4,025            3,600
                                            -------           -------           -------          -------

  NET INCOME                                  2,188             1,833             6,988            5,815
                                            =======           =======           =======          =======


Net income per common share                 $   .29           $   .24           $   .93          $   .78
                                            =======           =======           =======          =======

Weighted average common
 shares outstanding                           7,552             7,548             7,549            7,483
                                            =======           =======           =======          =======


The accompanying notes to consolidated financial statements are an integral part of these statements.


                               SINTER METALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                        -----------------------
                                                           1996           1995
                                                        ---------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                             $  6,988       $ 5,815
  Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                      3,930         2,915
         Deferred income taxes                                464           487
         Other                                               (228)          330
         Cash provided (used) by working capital
           items, net of acquisition
                  Accounts receivable, net                 (2,205)       (1,950)
                  Inventories                              (2,126)       (1,717)
                  Other current assets                        (24)         (162)
                  Accounts payable                          1,799        (1,056)
                  Accrued expenses                          1,160           523
                  Accrued taxes                               850          (205)
                                                         --------       -------
  Net cash provided by operating activities                10,608         4,980
                                                         --------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (6,023)       (2,727)
  Acquisitions of business, net of cash acquired           (9,802)       (4,043)
  Restricted cash                                          (5,856)          -0-
                                                         --------       -------
  Net cash used by investing activities                   (21,681)       (6,770)
                                                         --------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Term debt borrowings                                      7,195           138
  Term debt repayments                                       (283)          -0-
  Increase in net borrowings under
    revolving credit line                                   4,364         1,466
  Issuance of common stock                                     87         1,000
                                                         --------       -------
  Net cash provided by financing activities                11,363         2,604
                                                         --------       -------

  Net increase in cash                                        290           814

CASH, beginning of period                                   1,462            78
                                                         --------       -------

CASH, end of period                                      $  1,752       $   892
                                                         ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                             $    276       $   177
                                                         ========       =======
  Cash payments for income taxes                         $  2,556       $ 3,372
                                                         ========       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               SINTER METALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1.       ORGANIZATION:
         ------------

The Company's principal business consists of the engineering and production of precision pressed powder metal parts for use primarily in the automotive, home appliance, lawn and garden and power tool industries. The Company manufactures over 1,000 different components such as gears, bearings and sprockets, for use in engines, transmissions and other drive mechanisms.

2.       PRINCIPLES OF CONSOLIDATION:
         ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SinterForm, Inc. and Kolsva Sinterteknik AB. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

3.       INVESTMENT IN POWDER METAL HOLDING, INC.:
         ----------------------------------------

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

While PMH returned to profitability in 1994 and 1995, the net worth of PMH at December 31, 1995, remains a negative $29.1 million. In accordance with past practice, the Company chose not to recognize in the accompanying statement of operations its pro rata portion of PMH's first nine months of 1996 and 1995 net income.

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

The Shareholders' Agreement gives the Company a right of first refusal on the sale of the balance of PMH stock, and also requires unanimous consent of the shareholders for most major corporate actions, including but not limited to the following: (i) any merger, consolidation or reorganization of PMH, (ii) the disposition of any property in excess of $1 million, (iii) capital contributions in excess of $2 million and (iv) the approval of executive compensation.

Summarized income statement information for PMH is presented for the nine months ended September 30, 1996 and 1995, as follows (dollars in thousands):

                                   Nine Months Ended
                                     September 30
                                   -----------------
                                     (Unaudited)
                                    1996       1995
                                    ----       ----
         Net sales                $82,604    $81,242
         Gross profit               8,122     12,341
         Net income               $   339    $ 3,706
                                  =======    =======

On October 7, 1996, the Company entered into an agreement to purchase the remaining 70% interest in PMH (Note 7).

4.       INVENTORIES:
         -----------

The major components of inventories were as follows (dollars in thousands):

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
                                          (Unaudited)              (Audited)
           Raw Materials                       $ 4,891             $ 2,945
           Work-in-process                       5,551               4,481
           Finished goods                        3,701               3,105
                                               -------             -------
                                               $14,143             $10,531
           LIFO reserve                           (392)               (337)
                                               -------             -------
                                               $13,751             $10,194
                                               =======             =======

5.       RESTRICTED CASH:
         ---------------

On April 10, 1996, the Company issued an industrial revenue bond aggregating $7.2 million. The bond is a tax exempt floating interest rate bond and is being used to fund the construction of a new plant facility in Chicago and anticipated additional plant equipment. The unused portion of the proceeds are reflected in the accompanying balance sheet as Restricted Cash.

6.       REVOLVING CREDIT FACILITY:
         -------------------------

Concurrent with the Company's initial public offering in October 1994, the Company entered into a revolving line of credit aggregating $22.5 million. The revolving line of credit was subsequently amended and expanded in January and September 1996 (the New Revolver). The New Revolver is a $50 million unsecured facility and matures in January 1999. The New Revolver contains various affirmative and negative covenants customary for unsecured revolving credit financing, and bears interest at optional rates as defined therein.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's debt was substantially the same as its carrying value at September 30, 1996 and December 31, 1995.

7.       ACQUISITIONS:
         ------------

Effective June 26, 1995, the Company purchased the stock of Kolsva Sinterteknik AB for a combination of $3.8 million in cash and 100,000 shares of the Company's Class A Common Stock. The cash portion of the transaction was financed through the Company's revolving credit facility. As part of the transaction, the Company assumed long-term debt of Sinterteknik aggregating approximately $1.9 million.

Effective July 18, 1996, the Company purchased the stock of SinterForm, Inc. for a combination of $8.5 million in cash and 5,000 shares of the Company's Class A Common Stock. The transaction was financed through the Company's revolving credit agreement.

Both transactions were recorded utilizing the purchase method of accounting and, accordingly, the gross purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their fair value at the date of acquisition. Proforma financial operating results as if the acquisitions had been completed on January 1, 1995, are as follows (dollars in thousands):

                                              Nine Months Ended
                                                September 30
                                              -----------------
                                               1996       1995
                                               ----       ----
         Net sales                           $91,151    $84,722
         Gross profit                         19,961     17,996
         Income before taxes                  11,345     10,136
         Net income                            7,093      6,382
         Net income per share                   0.94       0.84

8. SUBSEQUENT EVENTS - ACQUISITION OF POWDER METAL HOLDING, INC. AND KREBSOGE SINTERHOLDING GMBH
         -----------------------------------------------------------------
On October 7, 1996, the Company entered into an agreement to purchase the remaining 70% of the outstanding stock of PMH, and, in a related transaction, it will acquire substantially all of the shares of Krebsoge Sinterholding GmbH, Germany and Europe's largest precision pressed powder metal parts producer. The combined purchase price is approximately $215 million. A senior bank commitment has been obtained from Salomon Brothers Inc for $270 million, which is expected to fund the acquisitions, to refinance the existing Company debt, and to provide the Company's future working capital needs. The transaction is expected to close in December, 1996.

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

The Company has grown considerably since the original acquisition in 1991. The growth is the result of its presence in the expanding pressed powder metal parts market, coupled with an aggressive acquisition strategy. Since the original acquisition, the Company has completed five additional acquisitions, including the minority stake acquired in Powder Metal Holding, Inc. in 1993, Sweden's Kolsva Sinterteknik ("Sinterteknik") in June 1995 and SinterForm, Inc. ("SinterForm") in July 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales. Net sales increased $4.9 million, or 21.5%, to $27.5 million in the third quarter of 1996 from $22.7 million in the comparable quarter of 1995. The increase in net sales reflects the impact of the SinterForm acquisition, increased penetration by the Company in the automotive market, increased automotive production throughout North America, and a modest increase in the selling price per unit.

The increased penetration in the automotive market is evidenced by an approximate 24.9% increase in automotive sales experienced by the Company during the third quarter of 1996 over the third quarter of 1995, while North American light vehicle production during the same period increased only 6.8%.

Gross profit. Gross profit increased by $1.0 million, or 19.5%, to $6.1 million in 1996. The gross profit margin decreased from 22.3% in the third quarter of 1995 to 22.0% in the comparable period in 1996. The decrease is primarily attributable to a change in product mix, and the inclusion of SinterForm which historically experiences lower gross margins. SinterForm's margins are expected to improve over time as a result of synergies resulting from the acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $.5 million in 1996 to $2.4 million. However, selling, general and administrative expenses as a percentage of sales remained relatively constant at 8.9% in 1996, compared to 8.5% in 1995.

Income from operations. Income from operations increased by $.4 million, or 14.2%, in 1996, as compared to 1995. Income from operations as a percent of net sales decreased from 13.5% in 1995 to 12.7% in 1996, reflecting the change in product mix and the increase in selling, general and administrative expenses.

Income Taxes. The provision for income taxes increased to $1.3 million in 1996 from $1.1 million in 1995 reflecting the increase in pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales. Net sales increased $13.7 million, or 19.7%, to $83.1 million in the first nine months of 1996 from $69.4 million in the comparable period of 1995. The increase in net sales reflects the impact of the Sinterteknik acquisition, the SinterForm acquisition, increased penetration by the Company in the automotive market and a modest increase in selling price per unit.

The increased penetration in the automotive market is evidenced by an approximate 11.6% increase in automotive sales experienced by the Company in the first nine months of 1996 over the first nine months of 1995, while North American light vehicle production during the same period declined by .7%.

Gross profit. Gross profit increased by $3.4 million, or 22.0%, to $18.9 million in 1996. The gross profit margin increased from 22.3% in 1995 to 22.7% in 1996. The increase is principally attributable to a change in product mix and the inclusion of the Sinterteknik, for a full nine months, which consistently reports a higher gross margin than the domestic plants.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.8 million in 1996 to $7.3 million. Similarly, selling, general and administrative expenses as a percentage of sales increased from 7.9% to 8.8% for the first nine months of 1995 and 1996, respectively. The increase in selling, general and administrative expenses in 1996 is primarily attributable to the inclusion of Sinterteknik for nine months of 1996 as compared to two months of 1995. Sinterteknik historically reports higher selling, general and administrative expenses as a percentage of sales than the domestic plants.

Income from operations. Income from operations increased by $1.5 million, or 15.4%, in 1996, as compared to 1995. Income from operations as a percent of net sales decreased from 14.0% in 1995 to 13.5% in 1996, reflecting the increase in selling, general and administrative expenses described above.

Income Taxes. The provision for income taxes was $4.0 million in 1996 and $3.6 million in 1995 reflecting the increase in pretax income offset in part by the favorable income tax rate in Sweden.

LIQUIDITY AND CAPITAL RESOURCES

Debt Structure. The Company's principal capital requirements are to fund its working capital, purchase capital equipment and fund potential acquisitions. Historically, the Company has used income generated by operations as well as borrowings available under long-term credit agreements and the issuance of tax-exempt industrial development bonds to fund these capital needs.

To provide ongoing liquidity and to fund short-term working capital requirements, the Company in September 1996 expanded and amended its revolving credit agreement. The revised credit agreement is unsecured and provides $50 million of funds for working capital needs, capital expenditures and to fund potential acquisitions. Under the new agreement, the Company had available at September 30, 1996 approximately $34 million of borrowings available to fund growth and acquisition needs.

In addition to the new revolving credit agreement, the Company issued on April 10, 1996, an industrial development bond aggregating $7.2 million. The bond is a tax exempt floating interest rate bond and will be utilized to fund the construction of the new plant facility in Chicago and anticipated additional plant equipment.

Acquisitions. On July 18, 1996, the Company entered into an agreement to purchase 100% of the outstanding stock of SinterForm, Inc. The purchase price of $8.6 million consisted of $8.5 million of cash and five thousand shares of the Company's Class A Common Stock. The cash portion of the purchase price was funded utilizing the Company's revolving credit agreement.

On October 7, 1996, the Company entered into an agreement to purchase the remaining 70% of the outstanding stock of Powder Metal Holding Inc., the U.S.'s second largest producer of precision pressed powder metal parts, and, in a related transaction, it will acquire substantially all of the shares of Krebsoge Sinterholding GmbH. The combined purchase price approximates $215 million. A senior bank commitment has been obtained from Salomon Brothers Inc for $270 million, which is expected to fund the acquisitions, to refinance the existing Sinter debt and to provide for the Company's future working capital needs. The transaction is expected to close in December 1996.

Operations. Net cash provided by operating activities increased in 1996 by approximately $5.6 million to $10.6 million from the 1995 level of $5.0 million. Net cash provided by operating activities is principally generated from net income of the Company, non cash charges for depreciation, which are substantial due to the capital intensive nature of the Company's business and changes in working capital.

Capital expenditures aggregated $6.0 and $2.7 million for 1996 and 1995, respectively. Capital expenditures are anticipated to increase to approximately $9.0 million in 1996 to fund the Company's previously announced plant expansions and capital expenditures as is customary for a business in this capital intensive industry.

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

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated July 18, 1996, announcing the acquisition of SinterForm, Inc. At the time of the filing, it was impractical to provide either the financial statements of SinterForm or the required proforma financial statements. These financial statements were filed in an amendment to the Form 8-K on September 30, 1996.

                  (b)      See attached Exhibit Index.

                           4.2      Revolving Credit Agreement - Third Amendment

                           27       Financial Data Schedule

                               SINTER METALS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-Q for the period ended September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 1996                 SINTER METALS, INC.
      ---------------------
                                          /s/ Joseph W. Carreras
                                          ------------------------------
                                          Joseph W. Carreras
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          /s/ Michael T. Kestner
                                          ------------------------------
                                          Michael T. Kestner
                                          Vice President and Chief Financial
                                          Officer (Chief Accounting Officer)