Form 10-K
period 1996-12-31
SINTER METALS INC
filed 1997-03-07
CIK 927970

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996         Commission File No. 1-13366

                               SINTER METALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                     25-167769
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                          50 Public Square, Suite 3200
                              Cleveland, Ohio 44113
                                 (216) 771-6700
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE,
           AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S
                          PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
                                                          ---------------------
Title of Each Class                                        on Which Registered
-------------------                                        -------------------

Class A Common Stock, par value $.001 per share         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. __

         Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of February 28, 1997 at a closing price of $25 1/8 per share as reported by the NYSE was approximately $82,359,825.38. Shares of Class A Common Stock held by each Executive Officer and Director, and by each person who owns or may be deemed to own 10% or more of the outstanding Class A Common Stock have been excluded since such persons may be deemed to be affiliates. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

As of February 28, 1997, the Registrant had the following number of shares of each of its classes of common stock outstanding:

         Class A Common Stock......................... 5,011,247
         Class B Common Stock......................... 2,543,381

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or about May 15, 1997 are incorporated in Part III, Items 10, 11, 12 and 13.

                             SINTER METALS, INC.
                          ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS

PART I

         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security
                  Holders
         Item 4A. Executive Officers of the Registrant

PART II

         Item 5. Market for Company's Common Equity and Related Stockholder Matters
         Item 6.  Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8.  Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

         Item 10. Directors and Executive Officers of the
                  Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related
                  Transactions

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

                             SINTER METALS, INC.
                         ANNUAL REPORT ON FORM 10-K


                                   PART I

ITEM 1. BUSINESS

GENERAL

     As used in this report, "Sinter" refers to Sinter Metals, Inc. and its subsidiaries and their combined operations on a historical basis prior to the acquisition of PMH and Krebsoge (collectively, the "Acquisitions"); "PMH" refers to Powder Metal Holding, Inc. and its subsidiaries and their combined operations on a historical basis; "Krebsoge" refers to Krebsoge Sinterholding GmbH and its subsidiaries and their combined operations on a historical basis; and the "Company" refers to Sinter, PMH and Krebsoge on a combined basis after consummation of the Acquisitions. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results described in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is the world's largest independent manufacturer of precision pressed powder metal parts. With its recent acquisitions of Krebsoge and PMH, the Company manufactures and markets over 4,000 different pressed powder metal parts for use principally in the automotive industry in North America and Europe and, to a lesser extent, for use in the lawn and garden, power tool and home appliance industries in North America and Europe.

        Giving effect to the Acquisitions, approximately 74% of the Company's net sales in 1996 were made to the automotive industry. Management believes that the Company is the largest supplier of pressed powder metal parts to Ford, Chrysler, Volkswagen, BMW and Daimler Benz and the second largest supplier of such parts to General Motors. Management believes that a substantial majority of the Company's sales to automotive customers are made on a sole source basis.

     The Company operates 18 manufacturing facilities in the United States, Germany, Sweden and Canada. At these facilities, the Company uses powder metallurgy to transform metal alloys in powdered form into durable high quality metal parts such as gears, bearings and sprockets.

     The Company attributes its leading position in the manufacture of precision pressed powder metal parts to the following competitive strengths:
(i) broad geographic scope and manufacturing capabilities; (ii) technological and engineering expertise; (iii) a broad, stable customer base; (iv) access to financial resources; and (v) a proven management team with a successful track record.

HISTORICAL OVERVIEW

     Sinter was organized in December 1991 to acquire all of the outstanding capital stock of Pennsylvania Pressed Metals, Inc. ("PPM") from a subsidiary of the Gleason Corporation. PPM had been engaged since 1965 in the design, engineering and production of precision pressed powder metal parts for use principally in the automotive, home appliance, lawn and garden and power tool industries. Since 1991, Sinter has completed eight acquisitions:

          - In August 1992, Sinter purchased certain assets of American Powder Metals for $2.2 million and established a manufacturing facility in Conover, North Carolina that provided Sinter with technology in the production of aluminum alloy metal parts and broadened Sinter's geographical scope into the southeastern United States.

          - In November 1993, Sinter purchased a 30% interest in PMH, one of the largest manufacturers of pressed powder metal parts in the United States, offering products primarily to the United States automotive industry.

          - In July 1994, Sinter acquired Midwest Sintered Products Corporation ("Midwest") for approximately $3.1 million, which provided Sinter with a strategically-located production facility near certain major customers as well as additional production technology in the production of stainless steel pressed powder metal parts.

          - In June 1995, Sinter acquired Kolsva Sinterteknik Atkiebolag AB, a Swedish corporation ("Sinterteknik"), for approximately $3.8 million and 100,000 shares of Class A Common Stock, which expanded Sinter's geographical scope into Europe and introduced Sinter to the Scandinavian automotive industry.

          - In July 1996, Sinter acquired SinterForm Incorporated ("SinterForm") for approximately $8.6 million and 5,000 shares of Class A Common Stock, which provided Sinter with a strategically-located facility producing pressed powder metal parts for use primarily in the automotive industry.

          - In December 1996, Sinter acquired Delco Remy America, Inc.'s Powder Metal Forge Unit. This acquisition provided Sinter with additional technology and increased the breadth of its product offerings.

          - In December 1996, Sinter acquired from MAAG Holding AG ("MAAG"), Krebsoge and the remaining 70% interest in PMH not already owned by Sinter for aggregate consideration of approximately $211.7 million. Krebsoge, which offers pressed powder metal parts for use principally in the European automotive, machine, power tool and home appliance industries, is among the leading pressed powder metal parts manufacturers in Europe.

     In October 1994, Sinter completed an initial public offering of approximately 2.5 million primary shares of Class A Common Stock. Sinter used the net proceeds of approximately $14.7 million to repay certain outstanding indebtedness and to redeem Sinter's then outstanding preferred stock.

     On December 24, 1996, the Company filed a registration statement on Form S-1 relating to 2,530,000 shares of its Class A Common Stock with the Securities and Exchange Commission (Registration Statement No. 333-18767). The sale of such shares (the "Offering) by the Company is expected to be consummated on or about March 12, 1997.

INDUSTRY MATTERS AND TRENDS

     The pressed powder metal parts industry in North America and Europe is highly fragmented, with over 250 participants, most of which have annual sales of less than $50 million. The Company believes that it is the only participant in the pressed powder metal parts industry in either North America or Western Europe with a market share of over 5%.

        The automotive industry is the largest purchaser of pressed powder metal parts in North America and Europe, accounting for over 70% of the total combined sales of pressed powder metal parts in these markets in 1995 (the most recent year for which data is available). In Europe, sales of pressed powder metal parts to automotive manufacturers accounted for over 77% of total industry sales in 1995.

     Sales of pressed powder metal parts to non-automobile manufacturers represent an important part of the pressed powder metal parts industry in North America and Europe. The customer base in this sector is highly fragmented, with pressed powder metal parts being used by traditional industrial manufacturers and increasingly by manufacturers of recreational and electronic products.

CURRENT INDUSTRY TRENDS

     Pressed powder metal parts are increasingly being substituted for metal parts manufactured using more traditional technologies such as forging and casting, particularly in the automotive industry. The reasons for this trend are: (i) pressed powder metal parts can be produced at a lower per unit cost due to the elimination or significant reduction in secondary machining and raw material waste as well as lower material costs; (ii) pressed powder metal parts have performance attributes comparable to parts produced through other metalworking processes; and (iii) powder metallurgy can manufacture parts with complex shapes and dimensional tolerances that would be impractical or impossible to produce using other metalworking processes. Other key trends affecting the pressed powder metal parts industry include: (i) increased substitution of pressed powder metal parts for cast or forged parts in the automotive and non-automotive markets; (ii) globalization and consolidation of the automotive original equipment manufacturer ("OEM") supplier base; and (iii) consolidation of the pressed powder metal parts industry. The Company believes that these trends have had and will continue to have a significant impact on its future profitability and growth prospects.

PRODUCTS

     The Company manufactures and markets over 4,000 different pressed powder metal parts and has introduced over 100 new parts since 1995. The Company focuses on the manufacture of large, complex pressed powder metal parts that have higher densities, wear resistance and strength than parts produced by traditional powder metallurgical processes.

     Pressed Powder Metal Parts. The Company produces a wide variety of pressed powder metal parts for use primarily in engines, transmissions and other drive mechanisms. These parts include gears, sprockets, bearings, clutch mechanisms, oil pump gears and rotors, pulleys, sensor rings and other structural parts suitable for high-stress applications. The Company focuses on manufacturing pressed powder metal parts suitable for such high-stress applications because such parts generally provide higher margins and involve less competition than traditional high volume, undifferentiated pressed powder metal parts, which typically require less engineering and less sophisticated production techniques.

     Pressed powder metal parts can typically be manufactured at a lower per unit cost as compared to similar parts produced using wrought steel or iron technologies due to (i) a reduction in the amount of additional capital, labor, energy and overhead costs required and (ii) the reduction or elimination of raw material scrap or waste that is inherent in secondary manufacturing processes. In addition to cost savings, powder metallurgy permits the manufacture of parts to close dimensional tolerances and of complex or unique shapes which would be impractical or impossible to produce using other metalworking processes.

     Additional Products. The Company has expanded its traditional product line to include powder metallurgical applications such as filters made of highly porous sintered metals, powder forged parts, high-speed steel and highly engineered plastics and composites. The Company is also introducing new product lines to the market which are based upon powder metal injection molding, friction materials and high performance aluminum alloys.

     - Sintered Filters. Highly porous filters, primarily for use in the chemical and processing industries, are manufactured using pressed metal technology and either bronze, stainless steel fibers or powders, nickel based alloys or titanium.

     - Powder Forging. Powder forging adds a forging step to a pre-formed pressed powder metal part resulting in a product that is comparable to a conventionally forged steel part.

     - Plastics and Composites. Precision parts made of high thermo-set material which are corrosion resistant, light weight and provide wide design flexibility.

     - Powder Metal Injection Molding. Metal injection molding involves a mixture of metal powder and plastic binder which is injection molded and sintered, and enables the Company to manufacture small pressed powder metal parts in intricate shapes with tight tolerances.

     - Aluminum Alloys. Aluminum parts are manufactured using substantially the same procedure as conventional pressed powder metal parts, except the sintering process is performed at a lower temperature.

      Product Cycles. In the automotive market, the Company principally competes for new business at the beginning of the development of new products, which generally begins two to five years prior to full scale production, and the redesign of existing products which also involves long lead times. During this pre-production period, the Company usually works with its customers to develop the parts and tooling required to meet the customers' specifications. Once the parts are developed, they are subjected to rigorous customer testing to confirm that such parts meet its specifications and quality standards. Because of the time and costs involved in developing and testing new parts, once an automotive OEM designates the Company to supply pressed powder metal parts for a new vehicle program, the OEM will usually continue to purchase those parts from the Company for the life of the program, although not necessarily for a redesign. As a result, the life cycle for a typical pressed powder metal part for use by an automotive OEM is about five to ten years, although the exact time period may vary based on the particular part or the success of the specific OEM platform. The Company believes that it has developed strong relationships with its automotive OEMs which allow it to identify business opportunities and customer needs at early stages of vehicle design and has helped the Company develop a significant backlog of business.

     The pre-production phase for the Company's non-automotive parts is typically shorter than for automotive parts, while the production phase for non-automotive parts generally runs significantly longer, in some cases as long as twenty to twenty-five years. However, because there are fewer start-up costs and shorter lead times involved, non-automotive parts are generally more price-sensitive and do not create as much customer loyalty as do automotive parts.

MANUFACTURING

     The Company uses powder metallurgy to transform powdered metal alloys into high quality pressed powder metal parts using the following three steps:

     - MIXING/COMPOUNDING: Elemental or alloyed metal powders, lubricants and certain other additives are blended together according to formulas, many of which are proprietary, designed to produce specific performance characteristics. The Company often collaborates with pressed powder metal suppliers, equipment manufacturers and customers in developing new mixtures that will produce pressed powder metal parts with greater strength, hardness and durability.

     - MOLDING/COMPACTING: A specific amount of the powder formulation is automatically fed into a cavity within a precision die in a molding press. The material is then compacted under pressures up to 60 tons per square inch. This produces a "green part" of the size and shape of the finished component when ejected from the die but requires sintering to bond the materials together.

     - SINTERING: After compacting, the green part is sent through a controlled atmosphere furnace where it is heated to a specific temperature which metallurgically bonds the metal powders while retaining the shape of the compacted part. The sintering process hardens and strengthens the pressed powder metal part.

     In certain circumstances, the pressed powder metal part undergoes additional processing operations to attain customer specifications for tighter dimensional tolerances, greater density, increased hardness or corrosion resistance. These operations include heat treatment, coining, turning, drilling, grinding or applying a corrosion resistant coating. These additional processing operations are typically performed by the Company or, in certain instances, are subcontracted to outside processors.

     The Company's manufacturing capabilities are enhanced by its expertise in the development, engineering and production of precision tools and dies for use in its own production operations, which enables the Company to produce higher-quality, low cost pressed powder metal parts while minimizing down time and accelerating turnaround time in production. For example, the Company is often able to design a die that minimizes the need for additional machining of a particular product, which in turn lowers the overall production costs associated with such products. The Company also maintains state-of-the-art technology to improve its tool and die capabilities and has computerized most of the design and engineering portions of its tool and die production process.

SALES AND MARKETING

     The Company's sales are handled through a combination of independent sales representatives and in-house account representatives and technical advisors. The independent sales representatives' primary responsibility is to develop new business by understanding each customer's product development plans to involve the Company in the development stage of new products and to suggest replacements for competitors' products. In addition, the independent sales representatives serve each account after the sale has been made to ensure continued customer satisfaction. The Company's in-house account representatives, together with the Company's technical advisors, provide technical expertise and advice needed in the development stage of new products and serve as troubleshooters for customers with respect to existing products. As of December 31, 1996, the Company had 35 independent sales representatives and 30 in-house account representatives.

     The Company intends to restructure its sales and marketing department in order to centralize its worldwide sales and marketing efforts. As part of this restructuring, the Company established the position of director of marketing to take responsibility for, among other things, coordinating and enhancing the sales and marketing efforts of the Company's in-house and independent sales representatives. The Company has decided to use its in-house sales representatives principally for its automotive customers in North America, and its independent sales representatives for its non-automotive customers in North America. These changes are intended to better align the Company's sales force with the needs of its customers. In Europe, the Company intends to continue using a combination of in-house and independent sales representatives to market its products.

     The Company currently markets and sells its products domestically, principally in the Northeast, Midwest and Southeast, and internationally, principally in Germany and Sweden. International sales accounted for approximately 9.6% of Sinter's net sales in 1996 and approximately 46% of the Company's net sales (after giving effect to the Acquisitions) in the same period.

CUSTOMERS

     Sales to the automotive industry have historically constituted a substantial portion of the net sales of the Company. The majority of the Company's remaining sales are distributed among the lawn and garden, home appliance and power tool industries. In 1996, after giving effect to the Acquisitions, sales to the automotive industry accounted for approximately 74% of the net sales of the Company with Ford, General Motors, Chrysler and Volkswagen accounting for approximately 17.3%, 10.9%, 8.3% and 5.0% of the Company's net sales, respectively. No other customer accounted for over 5% of the Company's net sales in 1996. The Company's top five customers accounted for approximately 46% of its net sales in 1996 giving effect to the Acquisitions. No single part sold to a customer accounted for more than 5% of Sinter's or, giving effect to the Acquisitions, the Company's net sales in 1996. Over the past ten years, the Company has not lost any customer accounting for over 5% of net sales.

SUPPLIERS AND RAW MATERIALS

     The basic raw materials required for the Company's pressed powder metal operations are ferrous and nonferrous powder metals. The Company obtains these powder metals from a number of powder metal producers, including Hoeganaes U.S., Hoganas Sweden, Mannesmann AG and Quebec Metal Powder. Giving effect to the Acquisitions, Hoeganaes U.S. and Quebec Metal Powder supplied the Company with approximately 45% and 30%, respectively, of its powder metal requirements in the United States in 1995, while Hoganas Sweden and Mannesmann AG supplied the Company with approximately 50% and 36%, respectively, of its powder metal requirements in Europe in 1995. The Company believes that it is one of the largest customers of Hoeganaes U.S., Hoganas Sweden and Mannesmann.

     The Company typically enters into purchase contracts with its principal suppliers, which contracts generally have two-year terms. In North America, these contracts provide for adjustments in the prices paid by the Company depending upon the price of scrap metal. In Europe, the price paid by the Company for powder metal is fixed at the time the contract is executed. In September 1996, Sinter entered into a two-year supply minimum purchase contract with Hoeganaes U.S. which also provides for a firm commitment on the part of Hoeganaes U.S. to supply powder metal. None of the Company's contracts with major suppliers provide for minimum purchase requirements or firm commitments to supply powder metal. The Company has generally been able to obtain adequate supplies of powder metal for its operations.

     In an effort to ensure a continued source of supply of powder metal at competitive prices, the Company concentrates on developing relationships with its suppliers and becoming an important customer to such suppliers. In many instances, the Company works in close consultation with its suppliers in the development of new combinations of powder metal.

TECHNOLOGY AND QUALITY CONTROL

     The Company believes that it is an industry leader in the development of engineering systems, processes and technologies to allow the manufacturing of more complex and larger pressed powder metal parts that have higher densities, wear resistance and strength than parts produced by more traditional powder metallurgical processes. In many instances, the Company works with its suppliers and customers, as well as with others, to develop new processes and technologies. The Company was the first pressed powder metal parts manufacturer to introduce a new pressed powder metal processing technology, known as HPP processing, which expands the range of densities for pressed powder metal parts that the Company can produce, at a lower cost per product unit than has been possible to date with other available processes. In addition, Sinter has considerable production experience in pressed aluminum and stainless steel technologies, which allow reductions in weight of parts when substituted for steel products. Krebsoge has successfully developed a proprietary powder forging process, which has been an important contributor to its growth, and powder metal injection molding.

     General Motors and Chrysler have each indicated that beginning in 1997 they will not award new or additional business to companies that are not QS 9000 certified or actively working toward QS 9000 certification. As a result of Sinter's efforts with respect to quality control, in December 1995, Sinter received QS 9000 and ISO 9002 standard certifications at the Company's Emporium, Pennsylvania facilities. The Company's facility in Sweden has also achieved ISO 9002 certification. Krebsoge's five main facilities have achieved ISO 9001 certification, while PMH's Salem, Indiana, Van Wert, Ohio and St. Thomas, Ontario facilities have achieved ISO 9002 and QS 9000 certification. The Company focuses substantial effort on quality control. Its Quality Control Department has helped the Company virtually eliminate product failures in parts delivered to customers. In order to produce parts that need minimal machining, the Company relies on quality control systems that provide a high degree of measurement consistency and precision. The Company uses a variety of equipment, such as an electronic measuring system and computer controlled testing machines to ensure tight tolerances. In addition, the Company uses statistical process controls as an integral part of its quality control systems. The computerized statistical processes provide for real time feedback through each of the manufacturing processes.

COMPETITION

     The Company operates in a highly competitive, fragmented industry, with no participant other than the Company having greater than a 5% market share in North America or Western Europe. Competition is based largely on product quality and performance attributes, customer service, price, new product innovation and timely delivery. The Company competes with a number of local and regional competitors both in North America and in Europe, most of which have annual sales of less than $50 million. However, as the pressed powder metal parts industry continues to consolidate, the Company will increasingly compete against larger companies like itself, which have the financial resources, national and international manufacturing presence and high quality products that are required by major customers, such as automobile OEMs. In addition, the Company competes with companies using wrought steel or casting technologies since the Company's technological advancements are increasing the instances in which the Company's parts may be substituted for wrought steel and iron parts. Also, a number of large industrial manufacturers, particularly in Japan, produce pressed powder metal parts for their internal use. Some or all of these manufacturers may have greater financial resources than the Company. Although such manufacturers do not currently market their pressed powder metal parts in North America or Europe, no assurance can be given that such manufacturers will not do so in the future.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to frequently changing environmental laws and related regulations applicable in the jurisdiction of their respective locations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Notwithstanding these requirements, the Company believes that it is in material compliance with all laws and regulations governing its present operations. Based upon the Company's experience to date, the cost of compliance with environmental laws (including costs associated with its St. Thomas, Ontario and Van Wert, Ohio facilities) has not had and is not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations. However, future events, such as changes in existing laws and regulations, may give rise to additional compliance costs that could have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     In the United States, the Company is subject to, among other requirements, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, and similar federal, state or local laws regulating air emissions, water discharges, and solid and hazardous waste generation, treatment, storage and disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws can impose joint and several liability for releases of hazardous substances into the environment, without regard to fault or the lawfulness of the original activity. Categories of potentially responsible parties under CERCLA include current or former owners and operators of a contaminated site and companies that generated waste at or sent waste to a site. The Company believes that it is in material compliance with the U.S. laws and regulations described above.

     With respect to its facilities located in Germany, the Company is subject to, among other requirements, the following acts and regulations: the federal Pollution Control Act (including Technical Instructions Air, Noise, and Waste regulations), the Water Resources Management Act and the Waste Act. Pursuant to such acts and regulations, the authorities are entitled to inspect production sites every one to three years. Furthermore, the Company's German facilities must comply with the Plant Security Act, Employment Security Act, Regulations for the Prevention of Accidents and the Toxic Substances Control Act, which includes the technical regulations on hazardous substances and the Dangerous Chemicals Ordinance. The Company believes that it is in material compliance with the German laws and regulations described above.

     Prior to the consummation of the Acquisitions, the Company conducted a Phase I environmental review of each of PMH's facilities. Based upon the results of these Phase I reviews, the Company anticipates that it will incur expenditures at the St. Thomas, Ontario facility to address historical environmental issues associated with groundwater and soil contamination. The source of contamination has not been positively identified and may be related to either past facility operations or off-site origins. As the successor to PMH, the Company could be required to expend funds under Ontario's Environmental Protection Act to address the soil and groundwater contamination at this facility. The Company also anticipates that it may be required to make capital expenditures to improve the St. Thomas facility's environmental performance to ensure compliance with sewer use by-law criteria, air emission criteria and PCB disposal.

     The Company has also been informed of the existence of historical soil and groundwater contamination at PMH's Van Wert, Ohio facility. Under the terms of an October 31, 1988 indemnity agreement, Chrysler Corporation has assumed responsibility for all contamination at the site in existence prior to October 31, 1988, for which it receives notice by October 31, 1998. Pursuant to this indemnity agreement, Chrysler has performed a risk assessment concerning the known soil and groundwater contamination at the facility, and has concluded that no threat to human health or the environment exists. To date, the Ohio Environmental Protection Agency has not formally concurred with Chrysler's conclusions. In the event remediation of this historical contamination is required under Ohio law or under CERCLA, Chrysler would be liable for the cost of such remediation under the indemnity agreement. If Chrysler defaults in its indemnification obligations, the Company could incur liability under CERCLA for the remediation of the contamination based upon the Company's status as the owner of the property.

     The Company is indemnified by MAAG for certain environmental liabilities with respect to PMH and Krebsoge under the respective purchase agreements. However, the Company's indemnification rights under the PMH purchase agreement are subject to certain limitations, and therefore no assurances can be made that such indemnification will be sufficient to address the Company's potential liability with respect to the St. Thomas or Van Wert facilities. Furthermore, there can be no assurance that additional environmental issues will not be discovered which were not brought to light by the Phase I site assessments referred to above or which come to light as the operations of PMH and Krebsoge become integrated with Sinter's operations. As a result, over time the Company may incur additional expenditures at these and its other facilities to improve their environmental performance and to address historical contamination.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 3,250 employees, 1,800 of which were located in North America and 1,450 of which were located in Europe. All of the Company's operations are non-union except for operations located in Sweden; Germany; Van Wert, Ohio; and St. Thomas, Ontario. The Company's employees located in Germany are represented by the National Metal Workers Union under a series of regional contracts that run one to two years. The Company's employees at Sinterteknik are members of a Swedish labor union whose contract expires in February 1998. The collective bargaining agreement covering the Company's employees at St. Thomas expires May 17, 1998. The Company anticipates that new agreements on satisfactory terms will be reached as these existing agreements expire. The Company's collective bargaining agreement with its employees at its Van Wert, Ohio facility expired March 1, 1997 without such employees reaching agreement on the terms of a new collective bargaining agreement. The Van Wert employees have not taken a strike vote, but they did formally reject the Company's initial proposal for a new collective bargaining agreement. Currently, the Company and the employees at Van Wert are engaged in ongoing negotiations, with respect to a new collective bargaining agreement.


BACKLOG

     The Company has long-term supplier relationships with virtually all of its customers and believes it supplies a substantial majority of its products to its automotive customers on a sole source basis under blanket purchase orders. A majority of the Company's shipments of products are made pursuant to releases from blanket purchase orders and to meet the customers' requirements for the following 90 days. At December 31, 1996, the Company's backlog of firm sales releases amounted to approximately $90.4 million, compared to approximately $70.0 million at December 31, 1995. The Company believes that substantially all of its backlog of firm sales releases existing on December 31, 1996 will be shipped before March 31, 1997.

SEASONALITY

     The Company typically experiences slightly lower revenues, gross profits and operating income during the third and fourth quarters as compared to the first and second quarters. Third and fourth quarter results are affected by scheduled plant shut-downs for vacations and holidays at many of the Company's customers, as well as manufacturers' changeovers in production lines.

ITEM 2. PROPERTIES

     The Company operates 18 manufacturing facilities in the United States, Germany, Sweden and Canada, with a total floor space of approximately 1.8 million square feet. Of this footage approximately 1.6 million square feet are owned and approximately 180,000 square feet are leased. In addition, the Company owns a tooling facility located in Indianapolis, Indiana.

     The Company's corporate headquarters are located in Cleveland, Ohio and occupy approximately 6,000 square feet of leased office space under a lease expiring in April 2006. The Company has begun consolidating operations at PMH's former Livonia, Michigan headquarters. The Company anticipates that this consolidation will be completed in the first quarter of 1997.

     The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected operational needs in the foreseeable future. All of the Company's owned facilities currently are pledged as collateral under the Company's $275.0 million credit facility with a syndicate of financial institutions (the "New Credit Facility"). The following table describes the Company's manufacturing facilities as of December 31, 1996:

                                                       OWNED OR       EXPIRATION
LOCATION                                                LEASED         OF LEASE         SQUARE FEET
--------                                               --------     ---------------     -----------
SINTER
  Emporium, Pennsylvania (3 facilities)..............    Owned                   --       289,000
  Conover, North Carolina............................   Leased              8/11/97        63,000
  Richton Park, Illinois(1)..........................    Owned                   --        64,000
  Riverdale, Illinois(1).............................   Leased              7/19/99        28,000
  Zeeland, Michigan..................................    Owned                   --        67,000
  Kolsva, Sweden.....................................    Owned                   --        64,000

PMH
  Salem, Indiana.....................................    Owned                   --       152,000
  Van Wert, Ohio.....................................    Owned                   --       206,000
  St. Thomas, Ontario................................    Owned                   --       185,000

KREBSOGE
  Radevormwald, Germany (3 facilities)...............    Owned                   --       398,000
  Bad Bruckenau, Germany.............................    Owned                   --       127,000
  Lubeck, Germany....................................    Owned                   --        25,000
  Bad Langensalza, Germany...........................    Owned                   --        37,000
  Bonn, Germany......................................   Leased       One year term;        89,000
                                                                    renews annually
  Terryville, Connecticut............................    Owned                   --        25,000

---------------

(1) In January 1997, the Company commenced manufacturing operations at its Richton Park, Illinois facility and terminated manufacturing operations at its Riverdale, Illinois facility. The Riverdale facility is currently used for distribution.


ITEM 3. LEGAL PROCEEDINGS

     The Company presently is involved in various lawsuits which are incidental to the ordinary conduct of its business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of stockholders during the Company's fourth quarter.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following section contains information regarding these persons serving as executive officers of the Company as of February 28, 1997.

     Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly elected and qualified. There are no family relationships between or among any Directors or executive officers of the Company.

     JOSEPH W. CARRERAS has been Chairman of the Board of the Company since June 1993, Chief Executive Officer since January 1994 and a Director since the Company's formation in December 1991. Prior to December 1993, Mr. Carreras was a Vice President with CVC, one of the principal stockholders of the Company. Mr. Carreras joined CVC in 1984 and held various executive positions in addition to Vice President.

     DONALD L. LEVAULT has been the President and a Director of the Company since its formation in December 1991. From 1981 to 1989, Mr. LeVault served as Vice President and General Manager of Ajay Enterprises Corporation, a division of Fuqua Corporation. Mr. LeVault also serves as a director of Omega Pultrusions, Inc., a manufacturer of specialized fiberglass products.

     MICHAEL T. KESTNER has been the Vice President and Chief Financial Officer of the Company since January 1995. Prior to joining the Company and since 1992, Mr. Kestner was a Vice President of Banc One Capital Partners. From 1988 to 1992, Mr. Kestner served as a financial executive of Wolfensohn Ventures, L.P. Mr. Kestner is a certified public accountant.

                                   PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Class A Common Stock has traded on the NYSE since October 26, 1994 under the symbol "SNM." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Class A Common Stock as reported on the NYSE:



                                                              CLASS A COMMON STOCK
                                                                      PRICE
                                                              ---------------------
                                                              HIGH             LOW
                                                              ----             ----

          1995
          First Quarter....................................   10                8 1/2
          Second Quarter...................................   10 1/2            8 7/8
          Third Quarter....................................   11 1/4           10
          Fourth Quarter...................................   12 3/8            9 7/8

          1996
          First Quarter....................................   15 1/2           11 5/8
          Second Quarter...................................   19 1/8           13 5/8
          Third Quarter....................................   22 1/2           16 3/4
          Fourth Quarter...................................   30 1/4           20


HOLDERS

     As of February 28, 1997 there were approximately 98 holders of record of Class A Common Stock and one holder of record of Class B Common Stock. The Company believes that it has significantly more than 98 beneficial holders of its Class A Common Stock. CVC is the sole holder of Class B Common Stock. A recent reported last sale price of the Class A Common Stock on the NYSE is set forth on the cover of this report.

DIVIDENDS

     The Company has not declared or paid any dividends on its Common Stock since its incorporation. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the payment of dividends by the Company on its Common Stock is subject to limitations under the New Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report, except as follows:

     On July 18, 1996, the Company issued an aggregate of 5,000 shares of Class A Common Stock to the previous owners of SinterForm as part of the purchase price for such company. This transaction was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for Sinter presented below for, and as of the end of each of the years in the five-year period ended December 31, 1996, is derived from Sinter's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent accountants. The consolidated financial statements at December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 and the auditors' report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1992, 1993 and 1994 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Sinter's Consolidated Financial Statements and related Notes, included elsewhere in this report.



                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1992      1993      1994      1995       1996
                                                  -------   -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................  $57,778   $68,584   $82,479   $94,310   $111,888
Cost of sales...................................   45,606    54,061    64,765    73,245     86,176
                                                  -------   -------   -------   -------   --------
Gross profit....................................   12,172    14,523    17,714    21,065     25,712
Selling, general and administrative expenses....    4,963     6,442     8,212     7,698     10,289
Amortization of intangible assets...............      319       308       302       332        415
                                                  -------   -------   -------   -------   --------
Income from operations..........................    6,890     7,773     9,200    13,035     15,008
Interest expense................................    2,769     5,107     1,956       287        456
Other expense (income), net.....................       44        11       166       111       (153)
                                                  -------   -------   -------   -------   --------
Income before income taxes and extraordinary
  charge........................................    4,077     2,655     7,078    12,637     14,705
Provision for income taxes......................    1,875     2,370     2,900     4,750      5,350
                                                  -------   -------   -------   -------   --------
Net income before extraordinary charge..........    2,202       285     4,178     7,887      9,355
Extraordinary charge, net.......................       --        --      (580)       --         --
                                                  -------   -------   -------   -------   --------
Net income......................................    2,202       285     3,598     7,887      9,355
Preferred dividends.............................     (242)     (242)     (202)       --         --
                                                  -------   -------   -------   -------   --------
  Net income applicable to Common Stock.........  $ 1,960   $    43   $ 3,396   $ 7,887   $  9,355
                                                  =======   =======   =======   =======   ========
PER SHARE DATA:
Income before extraordinary charge..............  $   .47   $   .01   $   .72   $  1.05   $   1.24
Extraordinary charge............................       --        --      (.11)       --         --
Net income......................................      .47       .01       .61      1.05       1.24



                                                                 AS OF DECEMBER 31,
                                                  ------------------------------------------------
                                                   1992      1993      1994      1995       1996
                                                  -------   -------   -------   -------   --------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................................  $ 1,272   $  (180)  $ 2,130   $ 9,128   $ 17,410
Total assets....................................   44,894    47,086    53,335    65,220    399,480
Short-term debt.................................    1,910     2,187        28       267     13,367
Long-term debt..................................   21,127    20,013     2,736     4,432    232,918
Stockholders' equity............................    5,038     5,599    32,244    41,462     50,561
Cash dividends paid on common stock.............       --        --        --        --         --

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Overview and Liquidity and Capital Resources sections give effect to the Acquisitions, the New Credit Facility and the Offering. This discussion should be read in conjunction with Sinter's Consolidated Financial Statements and related Notes included elsewhere in this report.

OVERVIEW

     The Company is the world's largest independent manufacturer of precision pressed powder metal parts. The Company manufactures and markets over 4,000 different pressed powder metal parts for use principally in the automotive industries in North America and Europe and, to a lesser extent, the lawn and garden, power tool and home appliance industries in North America and Europe. Sinter was organized in 1991 to facilitate the stock acquisition of PPM. Since then, the Company has grown considerably through its eight additional acquisitions, including Sinterteknik in June 1995, and SinterForm, the Acquisitions and the Powder Metal Forge Unit of Delco Remy America, Inc. in 1996. Sinter accounted for all of these acquisitions under the purchase method of accounting where the purchase price is allocated between identified tangible and intangible assets purchased and liabilities assumed. Unallocated purchase price is treated as goodwill and amortized over 40 years.

     In October 1994, Sinter completed an initial public offering of its Class A Common Stock, raising net proceeds of approximately $14.7 million. Sinter used these net proceeds together with borrowings of approximately $2.0 million under Sinter's revolving credit facility to repay all of its then outstanding senior and subordinated indebtedness and to redeem its then outstanding preferred stock.

     Net Sales. The Company's net sales are affected by numerous factors, including automotive production schedules and North American and European economic conditions. The Company's sales are also dependent on its ability to provide highly engineered powder metal parts at competitive prices, and are subject to fluctuation based on the production cycles of the major automotive original equipment manufacturers OEMs. Once an automotive OEM designates the Company to supply pressed powder metal parts for a new vehicle program, the OEM will usually continue to purchase those parts from the Company for the life of the program, although not necessarily for a redesign. As a result, the life cycle for a typical pressed powder metal part for use by an automotive OEM is about five to ten years, although the exact time period may vary based on the particular part or the success of the OEM platform of which it is a part. The Company believes that a substantial majority of the Company's automotive sales are made on a sole source basis. Net sales to the automotive industry accounted for approximately 74% of the Company's net sales in 1996, reflecting PMH's and Krebsoge's relatively high concentration of sales to the automotive industry. Without the effect of the Acquisitions, Sinter's sales to the automotive industry accounted for approximately 63% of 1996 net sales.

     The Company expects the percentage of automotive sales to increase as it expands its ability to offer global service and based on the forecasted increase in pressed powder metal part content per automobile. Before the Acquisitions, substantially all of the Company's sales were made in North America. Giving effect to the Acquisitions, international sales accounted for approximately 46% of the Company's 1996 net sales. The Company expects sales in Western Europe to account for an increasing percentage of the Company's total sales. A significant portion of the Company's revenues and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates therefore may have a significant effect on the Company's results of operations and financial condition.

     Cost of Sales. The principal elements of cost of sales are direct labor, raw materials and manufacturing overhead. The Company's costs are affected by fluctuating raw material costs, but the impact of such fluctuation is partially mitigated because the Company does not maintain long-term fixed price contracts with its customers and is able to buy raw materials at competitive prices due to the size of its purchases. Due to the capital-intensive nature of the Company's business, plant utilization is a significant factor in determining the Company's profitability. The Company manufactures over 4,000 parts with varying gross margins. Accordingly, the Company's overall gross margin is impacted by its product mix, raw material costs and plant utilization rates.

     Selling, general and administrative expenses. Selling, general and administrative expenses include the costs associated with selling, general corporate overhead and other related administrative functions. Integrating the Acquisitions will enable the Company to eliminate duplicative functions currently being performed by each of Sinter, PMH and Krebsoge in the areas of administration, finance, sales, marketing, purchasing, technical and field services and management information systems.

     Income taxes. Income taxes consist of the consolidation of the tax provisions, computed on a separate company basis, in each country in which the Company has an established presence. In 1994 and 1995, the effective tax rate was affected by the favorable difference in statutory tax rates between Sweden and the United States.

RESULTS OF OPERATIONS

     The following table sets forth, for each of the periods indicated, certain statement of operations data of Sinter expressed as a percentage of net sales:



                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------

                                                           1994      1995      1996
                                                           -----     -----     -----
Net sales................................................  100.0%    100.0%    100.0%
                                                           =====     =====     =====
Gross profit.............................................   21.5      22.3      23.0
Selling, general and administrative expenses.............   10.0       8.2       9.2
Amortization of intangible assets........................     .4        .3        .4
Income from operations...................................   11.2      13.8      13.4
Interest expense.........................................    2.4        .3        .4
Provision for income taxes...............................    3.5       5.0       4.8
Extraordinary charge.....................................     .7        --        --
Net income...............................................    4.4%      8.4%      8.4%


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales increased by $17.6 million, or 18.6%, to $111.9 million in 1996 from $94.3 million in 1995. Approximately $5.8 million of this increase is primarily the result of including the results of SinterForm for the second half of 1996. The balance of the increase is primarily due to the increased penetration into the automotive market. The Company's sales to the automotive industry increased by 9% in 1996 even though automotive production in the United States increased less than 1% in the same period. The increase in net sales for the period was partially offset by work stoppages at one of the Company's major automotive customers.

     Gross Profit. Gross profit increased by $4.6 million, or 22%, to $25.7 million in 1996 from $21.1 million in 1995. The gross profit margin increased from 22.3% in 1995 to 23.0% in 1996, reflecting higher sales and corresponding economies of scale, the continued improvement in operating efficiencies, favorable changes in product mix and a marginal decline in raw material pricing. The operating efficiencies were primarily the result of increased volume at the Company's domestic facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, to $10.3 million or 9.2% of sales in 1996, compared to $7.7 million, or 8.2% of sales in 1995. The increase in selling, general and administrative expenses in 1996 is primarily attributable to an increase in research and development expense, additional management personnel hired in anticipation of the Acquisitions and the inclusion of the results of Sinterteknik for a full year as compared to five months in 1995. Sinterteknik historically reports higher selling, general and administrative expenses as a percentage of sales as compared to the Company's U.S. operations.

     Income from Operations. Income from operations increased by $2.0 million to $15.0 million, or 13.4% of net sales in 1996, as compared to $13.0 million, or 13.8% of net sales in 1995, reflecting the increase in net sales and gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.

     Interest Expense. Interest expense increased from $0.3 million in 1995 to $0.5 million in 1996, as a result of the increased borrowings to finance the acquisition of SinterForm and borrowings under the industrial revenue bond issued for plant expansion at a domestic facility. These increased borrowings were offset by reductions in indebtedness as a result of cash flows generated from operations during 1996.

     Income Taxes. The provision for income taxes was $5.4 million in 1996, reflecting an increase of $0.6 million from the 1995 provision of $4.8 million. The effective tax rate remained relatively constant between years.

     Net Income. Net income increased by $1.5 million in 1996, from $7.9 million in 1995 to $9.4 million in 1996 for the reasons set forth above.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Net sales increased $11.8 million, or 14.3% to $94.3 million in 1995 from $82.5 million in 1994. The increase in net sales reflects increased penetration in the automotive market, the partial year impact of the Sinterteknik acquisition in June 1995, accounting for approximately $4.6 million of the increase, and the full year impact of the Midwest acquisition in July 1994. Due to the increased utilization of powder metal parts by the automobile industry, Sinter posted a 9% increase in automotive sales for the year, excluding the Sinterteknik acquisition. This increase was primarily attributable to Sinter's introduction of nearly 60 new parts in the last half of 1995. The sales improvement was also partially the result of an increase in average selling price per pound. The average selling price per pound, excluding Sinterteknik, increased 9.5% in 1995. The increase in selling price per pound is a reflection of a change in product mix, and an increase in Sinter's secondary finishing operations.

     Gross Profit. Gross profit increased by $3.4 million, or 18.9%, to $21.1 million in 1995 from $17.7 million in 1994. The gross profit margin increased modestly from 21.5% in 1994 to 22.3% in 1995, reflecting a change in product mix and the impact of improved operating efficiencies. The improvement in operating efficiencies offset an increase in raw material prices of approximately 5.6% in 1995 and an increase in Sinter's outside secondary operations of 24.1%. The increase in outside secondary costs is attributable to an increase in both volume and price.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses declined from the 1994 level of $8.2 million or 10.0% of net sales to $7.7 million or 8.2% of net sales in 1995. The decline was primarily attributable to the $2.4 million charge to compensation expense in 1994 resulting from the award of common stock to certain members of management under Sinter's Management Incentive Stock Compensation Plan (the "Stock Incentive Plan"). The Stock Incentive Plan was terminated at the time of Sinter's initial public offering.

     Income From Operations. Income from operations increased by $3.8 million to $13.0 million, or 13.8% of net sales in 1995, as compared to $9.2 million, or 11.2% of net sales in 1994, reflecting the increase in net sales, the increase in gross profit and gross profit percentage as well as the decline in selling, general and administrative expenses.

     Interest Expense. Interest expense decreased $1.7 million from $2.0 million in 1994 to $0.3 million in 1995. The decrease is the result of Sinter's repayment of long-term indebtedness in 1994 from the proceeds of Sinter's initial public offering. While Sinter's long-term debt increased in 1995 due to the acquisition of Sinterteknik, the amount of the indebtedness was reduced in the last half of the year from cash flow generated by Sinter.

     Income Taxes. The provision for income taxes was $4.8 million in 1995 reflecting an increase of $1.9 million from the 1994 provision of $2.9 million. The effective tax rate in 1995 declined modestly from 1994 due to the lower effective tax rate of Sinterteknik.

     Net Income. For all the reasons set forth above as well as an extraordinary charge of $0.6 million in 1994 related to the early retirement of debt, net income in 1995 increased $4.3 million, from $3.6 million in 1994 to $7.9 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund its working capital, purchase capital equipment and fund potential acquisitions. In addition, the Company's capital requirements will be affected by the substantial indebtedness the Company incurred in connection with the financing of the Acquisitions, which increases the Company's cash requirements for debt service and imposes various operating restrictions. Historically, Sinter has used income generated by operations as well as borrowings available under long-term credit agreements to fund these capital needs.

     For the years ended December 31, 1994, 1995 and 1996, Sinter's cash flow from operations was $10.2 million, $8.7 million and $15.1 million; cash used by investing activities was $7.2 million, $8.3 million and $244.0 million; and cash
(used) provided by financing activities was $(3.0) million, $1.0 million and $236.3 million, respectively. The primary sources of cash provided by operating activities are net income and non-cash charges for depreciation and amortization expense. Fluctuations between periods in cash flows used for investing activities are attributable to the levels of acquisition activity and fixed asset additions. Fluctuations between periods in cash flows from financing activities are attributable to the levels of borrowings required to fund that portion of investing activities not funded by cash flows from operations.

        On December 24, 1996, the Company filed a registration statement on Form S-1 relating to the Offering. The Company anticipates that the Offering will be consummated on or about March 12, 1997. After such consummation, the Company's primary sources of liquidity will be cash flow from operations and borrowings under the New Credit Facility. Under the New Credit Facility, the lenders have provided the Company and its subsidiaries with (i) the Tranche A and Tranche B Term Loan Facilities in an aggregate principal amount of $145.0 million (the "U.S. Term Facilities") and (ii) (a) a U.S. dollar-denominated senior secured revolving credit facility (the "U.S. Revolving Facility" and, together with the U.S. Term Facilities, the "U.S. Facilities") in an aggregate principal amount equal to $30.0 million, of which up to $20.0 million is available in the form of standby and trade letters of credit and (b) a DM-denominated senior secured revolving credit facility (the "German Revolving Facility" and, together with the German Term Facility in the aggregate principal amount of DM 124.5 million (approximately $80.0 million), the "German Facilities") in an aggregate principal amount equal to DM 30.0 million, of which up to DM 10.0 million may be used for standby and trade letters of credit. All obligations of the Company under the U.S. Facilities are guaranteed by each domestic subsidiary of the Company and are secured by substantially all the assets of the Company and each of its domestic subsidiaries. All obligations under the German Facilities are guaranteed by (i) German subsidiaries of the Company (other than the German subsidiary borrower thereunder) and (ii) the Company, and are secured by (i) substantially all the assets of the Company and
(ii) pledges of 65% of the shares of Sinter Metals GmbH and Sinterteknik and collateral assignments of certain intercompany obligations. On December 19, 1996, the Company used substantially all of the funds available under the Term Facilities and approximately $3.4 million under the U.S. Revolving Facility to finance the Acquisitions and related costs (including repayment of related indebtedness and refinancing of certain Sinter indebtedness). The Company currently intends to use the net proceeds of the Offering to repay a portion of the indebtedness outstanding under the New Credit Facility. Amounts repaid under the term facilities may not be reborrowed. The New Credit Facility requires the Company to comply with certain financial covenants (including a maximum debt to consolidated EBITDA ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA to consolidated interest expense ratio, minimum levels of annualized consolidated EBITDA and minimum levels of net worth). The New Credit Facility also contains operating covenants and restrictions that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends and make other restricted payments, make capital expenditures, make certain investments, transact with affiliates, and consolidate, merge or transfer assets.

     Under the U.S. Facilities, the Company may elect to borrow at either the LIBOR Rate (for dollar deposits) or the Alternate Base Rate ("ABR"), while the borrowings under the German Facilities are at the DIBOR Rate (the LIBOR Rate for DM deposits), or a German Prime Rate, in each case plus an additional spread (the "Interest Rate Spread"). The Interest Rate Spread varies based upon the underlying interest rate election, the facility under which funds were borrowed, and the Company's leverage ratio (the ratio of indebtedness to EBITDA). In the absence of a default under the New Credit Facility, the maximum Interest
Rate Spreads for the various combinations of interest rate elections and facilities are as follows: 1.00% for U.S. Revolving Loans at the ABR; 2.00% for U.S. Revolving Loans at the LIBOR Rate; 1.50% for Tranche A Term Loans at the ABR; 2.00% for Tranche B Term Loans at the ABR; 2.50% for Tranche A Term Loans at the LIBOR Rate; 3.00% for Tranche B Term Loans at the LIBOR Rate; 1.00% for German Term Loans at the German Prime Rate; 2.50% for German Term Loans at the DIBOR Rate; and 2.00% for German Revolving Loans at the DIBOR Rate. The Company's initial borrowings under the New Credit Facility were made at the LIBOR Rate (in the case of the U.S. Facilities) and DIBOR Rate (in the case of the German Facilities), supplemented in all cases by the highest applicable Interest Rate Spreads. After the application of the net proceeds of the Offering, the Company will qualify for reduced Interest Rate Spreads based upon an improved leverage ratio.

     Sinter's aggregate capital expenditures for 1994, 1995 and 1996 were $4.2 million, $4.3 million and $11.0 million, respectively. Management anticipates that the total capital expenditures of the Company for fiscal 1997 will be approximately $23.0 million, which will be used for the Company's previously announced plant expansions, required improvements in PMH's operations and other customary expenditures for a capital-intensive business. Management plans to fund these capital expenditures from cash flow from operations, and, if necessary, borrowings under the New Credit Facility. The Company currently has no material capital expenditures for environmental control facilities planned for either 1997 or 1998.

     Based upon current and anticipated levels of operations and plans for integrating the Acquisitions, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under the New Credit Facility will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next 12 months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its current and anticipated operating requirements will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurances that such additional financing will be available to the Company on acceptable terms. Substantially all of the debt of the Company bears interest at floating rates; therefore, its liquidity and financial condition is and will continue to be affected by changes in prevailing interest rates.

ACCOUNTING STANDARDS CHANGES

     Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and Statement of Financial Accounting Standard No. 123, "Stock-Based Compensation" (SFAS 123) became effective for fiscal years beginning after December 15, 1995. The Company has elected to adopt the disclosure only method allowed by SFAS 123 for 1996. The implementation of SFAS 121 in 1996 did not have a material effect on the results of operations or financial position of the Company.


OUTLOOK

     The statements contained in this report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) the ability of the Company to successfully integrate the operations of Kresbsoge and PMH with those of Sinter, (ii) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade, (iii) the Company's ability to maintain its relationships with its significant customers, (iv) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and the financing necessary therefor, and (v) increases in the price of, or limitations on the availability of, powder metal, the Company's primary raw material. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis only as of the date of the filing of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

EFFECT OF INFLATION

     Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                   Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee report on Executive Compensation and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions will be set forth in the forthcoming Proxy Statement, under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

        (a)     The following documents are filed as a part of this Form 10-K.

        1.      Financial Statements of Sinter Metals, Inc.

                Report of Independent Public Accountants
                Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended
                  December 31, 1994, 1995 and 1996
                Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended December 31, 1994, 1995 and 1996
                Consolidated Statements of Cash Flows for the years ended
                  December 31, 1994, 1995 and 1996
                Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules: None.

         3.   Exhibits.

                Exhibit No.     Description of Document
                -----------     -----------------------

                2.1 Powder Metal Holding Stock Purchase Agreement, dated as of October 7, 1996, by and between MAAG Holding AG and Sinter Metals, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                2.2 Krebsoge Stock Purchase Agreement, dated as of October 11, 1996, by and between MAAG Holding AG and Sinter Metals, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                3.1 Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit No. 3.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                3.2 Restated By-Laws of the Company is incorporated herein by reference to Exhibit No. 3.2 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                4.1 Specimen certificate for the Class A Common Stock, par value $0.001 per share, of the Company is incorporated herein by reference to
                                Exhibit 4.1 of the Company's Form S-1
                                Registration Statement filed December 24, 1996 (Registration Statement No. 333-18767).

                4.2 Form of certificate for the Class B Common Stock, $0.001 par value, of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form S-1 Registration Statement filed on December 24,1996 (Registration Statement No. 333-18767).

                4.3 Stockholders' Agreement, dated as of October 18, 1994, by and among the Company, Citicorp and certain other stockholders of the Company is incorporated herein by reference to Exhibit 4.3 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

               10.1* 1994 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit
                                10.1 of the Company's Form S-1 Registration
                                Statement filed on December 24, 1996
                                (Registration Statement No. 333-18767).

               10.2* Employment Agreement dated as of January 1, 1992, by and between Pennsylvania Pressed Metals Inc. and Donald L. LeVault, as amended, is incorporated herein by reference to Exhibit
                                10.2 of the Company's Form S-1 Registration
                                Statement filed on December 24, 1996
                                (Registration Statement No. 333-18767).

                10.3* Form of Nonqualified Stock Option Agreement (with an attached schedule identifying the Named Executive Officers of the Company that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.3 of Amendment 3 to the Company's Form S-1 Registration Statement filed on February 4, 1997 (Registration Statement
                                No. 333-18767).


                10.4* Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to
                                Exhibit 10.9 of the Company's Form S-1
                                Registration Statement filed on December 24,
                                1996 (Registration Statement No. 333-18767).


                10.5* Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).


                10.6+ Purchase, Consignment, and Rebate Agreement, dated as of September 30, 1996, by and between the Company and Hoeganaes Corporation is incorporated herein by reference to Exhibit
                                10.4 of Amendment 5 to the Company's Form S-1 Registration Statement filed on March 4,
                                1997 (Registration Statement No. 333-18767).


                10.7            Credit Agreement, dated as of December 19,
                                1996, by and between the Company, Sinter
                                Metals GmbH, the Lenders party thereto, NBD
                                Bank, as Administrative Agent and Collateral
                                Agent, and Salomon Brothers Inc, as
                                Syndication Agent is incorporated herein by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement filed on December
                                24, 1996 (Registration Statement No. 333-18767).


                21.1 Subsidiaries of the Company. The list of the Company's subsidiaries is incorporated herein by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).


                23.1            Consent of Arthur Andersen LLP.


                24.1            Powers of Attorney.


                27.1            Financial Data Schedule.


                99.1 Press Release dated October 7, 1996, from the Company is incorporated herein by reference to the Company's Form 8-K filed on October 17, 1996 (Commission File No. 1-3366).


               * Exhibit consitutes a management contract or compensatory plan or arrangement.

               + On March 4, 1997, the Registrant was granted confidential treatment with respect to certain portions of this Exhibit.

(b)  Reports on Form 8-K

        During the quarter ended December 31, 1996, the Registrant filed the following Report on Form 8-K:

            Current report on Form 8-K dated October 17, 1996 that included information a press release announcing agreements to acquire all of the outstanding shares of Powder Metal Holding, Inc. and to acquire substantially all of the shares of Krebsoge Sinter holding GmbH.

(c)  The Exhibits listed above in Item 14(a)(3) are included herein.

(d) As stated in Item 14(a)(2), no Financial Statement Schedules are included herein.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            SINTER METALS, INC.

                                            By:  /s/ JOSEPH W. CARRERAS
                                               ----------------------------
                                              Joseph W. Carreras
                                              Chairman of the Board and
                                                Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 7, 1997.


               SIGNATURE                                  TITLE
----------------------------------------   -----------------------------------
                      *                    Chairman of the Board and
----------------------------------------   Chief Executive Officer
 Joseph W. Carreras                        (Principal Executive Officer)

                      *                    Vice President, Chief Financial
 ---------------------------------------   Officer and Secretary
 Michael T. Kestner                        (Principal Financial Officer)

                      *                    President and Director
 ---------------------------------------
 Donald L. LeVault

                                           Director
 ---------------------------------------
 E. Joseph Hochreiter

                      *                    Director
 ---------------------------------------
 Mary Lynn Putney

                      *                    Director
 ---------------------------------------
 William H. Roj

                                           Director
 ---------------------------------------
 Charles E. Volpe

                      *                    Director
 ---------------------------------------
 David Y. Howe

---------------

* The undersigned by signing his name hereto, does sign and execute this report pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

 /s/ JOSEPH W. CARRERAS
------------------------------------
Joseph W. Carreras, Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Sinter Metals, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Sinter Metals, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinter Metals, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 27, 1997.

                              SINTER METALS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
                                                                         (DOLLARS IN THOUSANDS)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $  1,462     $  8,845
  Accounts receivable, net of allowance of $111 and $1,007,
     respectively......................................................    11,129       45,629
  Inventories..........................................................    10,194       47,074
  Other current assets.................................................       643        2,755
                                                                          -------      -------
          Total current assets.........................................    23,428      104,303
                                                                          -------      -------
PROPERTY, PLANT AND EQUIPMENT:
  Land.................................................................       586        8,806
  Buildings & building improvements....................................     6,251       65,461
  Machinery & equipment................................................    32,757       70,877
  Construction-in-progress.............................................     1,113       16,822
                                                                          -------      -------
                                                                           40,707      161,966
  Less-accumulated depreciation........................................   (12,024)     (16,352)
                                                                          -------      -------
          Total property, plant and equipment..........................    28,683      145,614
                                                                          -------      -------
OTHER ASSETS:
  Restricted cash......................................................        --        3,493
  Intangible assets, net...............................................    12,977      132,119
  Other assets.........................................................       132       13,951
                                                                          -------      -------
          Total other assets...........................................    13,109      149,563
                                                                          -------      -------
TOTAL ASSETS...........................................................  $ 65,220     $399,480
                                                                          =======      =======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              SINTER METALS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
                                                                          (DOLLARS IN THOUSANDS,
                                                                           EXCEPT SHARE DATA)
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................  $   267     $ 13,367
  Accounts payable......................................................    7,068       35,114
  Accrued payroll and vacation..........................................    1,241       11,928
  Accrued benefits......................................................    3,080        7,982
  Other accrued expenses................................................    1,996       13,938
  Income taxes payable..................................................      648        4,564
                                                                           ------      -------
          Total current liabilities.....................................   14,300       86,893
                                                                           ------      -------
LONG-TERM OBLIGATIONS:
  Long-term debt........................................................    2,291      226,168
  Borrowings under revolving credit agreement...........................    2,141        6,750
  Other liabilities.....................................................    1,000       14,189
  Deferred income taxes.................................................    4,026       14,919
                                                                           ------      -------
          Total long-term obligations...................................    9,458      262,026
                                                                           ------      -------
          Total liabilities.............................................   23,758      348,919
                                                                           ------      -------
STOCKHOLDERS' EQUITY:
  Common Stock --
     Class A, par value $.001 per share -- Authorized 20,000,000 shares;
      issued and outstanding, 5,004,747 and 5,009,747 shares,
      respectively......................................................        5            5
     Class B, par value $.001 per share -- Authorized 5,000,000 shares;
      issued and outstanding, 2,543,381 shares..........................        2            2
  Additional paid-in capital............................................   27,838       27,924
  Retained earnings.....................................................   13,286       22,641
  Cumulative translation adjustment.....................................      331          (11)
                                                                           ------      -------
          Total stockholders' equity....................................   41,462       50,561
                                                                           ------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................  $65,220     $399,480
                                                                           ======      =======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              SINTER METALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               -------     -------     --------
                                                                    (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
NET SALES....................................................  $82,479     $94,310     $111,888
COST OF SALES................................................   64,765      73,245       86,176
                                                               -------     -------     --------
  Gross Profit...............................................   17,714      21,065       25,712
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................    8,212       7,698       10,289
AMORTIZATION OF INTANGIBLE ASSETS............................      302         332          415
                                                               -------     -------     --------
  Income from Operations.....................................    9,200      13,035       15,008
INTEREST EXPENSE.............................................    1,956         287          456
OTHER EXPENSE (INCOME), NET..................................      166         111         (153)
                                                               -------     -------     --------
  Income before income taxes and extraordinary charge........    7,078      12,637       14,705
PROVISION FOR INCOME TAXES...................................    2,900       4,750        5,350
                                                               -------     -------     --------
  Income before extraordinary charge.........................    4,178       7,887        9,355
EXTRAORDINARY CHARGE, NET OF TAX.............................     (580)         --           --
                                                               -------     -------     --------
  Net Income.................................................    3,598       7,887        9,355
PREFERRED DIVIDENDS..........................................     (202)         --           --
                                                               -------     -------     --------
NET INCOME APPLICABLE TO COMMON STOCK........................  $ 3,396     $ 7,887     $  9,355
                                                               =======     =======     ========
PER SHARE DATA
  Income before extraordinary charge.........................  $  0.72     $  1.05     $   1.24
  Extraordinary charge, net of tax...........................    (0.11)         --           --
                                                               -------     -------     --------
  Net Income.................................................  $  0.61     $  1.05     $   1.24
                                                               =======     =======     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................    5,533       7,500        7,550
                                                               =======     =======     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SINTER METALS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK       ADDITIONAL                CUMULATIVE
                                     ------------------     PAID-IN      RETAINED    TRANSLATION
                                     CLASS A    CLASS B     CAPITAL      EARNINGS    ADJUSTMENTS     TOTAL
                                     -------    -------    ----------    --------    -----------    -------
                                                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1993.......    $--        $ 4       $  3,592     $  2,003       $  --       $ 5,599
  Issuance of 1,804,000 shares of
     Class A common stock at $10
     per share, net................      2                    14,760                                 14,762
  Issuance of 303,725 shares of
     Class A common stock under the
     stock award plan valued at $10
     per share.....................                            3,036                                  3,036
  Conversion of 1,764,761 shares of
     Class B common stock to Class
     A common stock................      2         (2)                                                   --
  Issuance of 541,986 shares of
     Class A common stock upon
     conversion of preferred stock
     and subordinated notes........      1                     5,419                                  5,420
  Repayment of employee loans......                               31                                     31
  Preferred stock dividends payable
     ($6.60 per share).............                                          (202)                     (202)
  Net income.......................                                         3,598                     3,598
                                       ---        ---        -------      -------       -----       -------
BALANCE AT DECEMBER 31, 1994.......      5          2         26,838        5,399          --        32,244
  Issuance of 100,000 shares of
     Class A common stock at $10
     per share.....................                            1,000                                  1,000
  Net income.......................                                         7,887                     7,887
  Translation adjustment...........                                                       331           331
                                       ---        ---        -------      -------       -----       -------
BALANCE AT DECEMBER 31, 1995.......      5          2         27,838       13,286         331        41,462
  Issuance of 5,000 shares of Class
     A common stock at $17.25 per
     share.........................                               86                                     86
  Net income.......................                                         9,355                     9,355
  Translation adjustment...........                                                      (342)         (342)
                                       ---        ---        -------      -------       -----       -------
BALANCE AT DECEMBER 31, 1996.......    $ 5        $ 2       $ 27,924     $ 22,641       $ (11)      $50,561
                                       ===        ===        =======      =======       =====       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SINTER METALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994        1995         1996
                                                             --------     -------     ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...............................................  $  3,598     $ 7,887     $   9,355
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     3,759       4,272         5,025
     Extraordinary charge on early extinguishment of
       debt................................................       580          --            --
     Deferred income taxes.................................    (1,188)        868           485
     Compensation expense under the stock award plan.......     2,435          --            --
     Other.................................................       251         134          (347)
  Cash provided (used) by working capital items, net of
     effects of acquisitions:
     Accounts receivable, net..............................      (967)       (670)         (288)
     Inventories...........................................      (738)     (1,477)         (988)
     Other assets..........................................       (30)       (196)          (96)
     Accounts payable......................................     1,390        (975)          115
     Accrued payroll and benefits..........................       420         321           955
     Other accrued expenses................................       255        (473)         (377)
     Income taxes payable..................................       463        (962)        1,244
                                                             --------     -------     ---------
          Net cash provided by operating activities........    10,228       8,729        15,083
                                                             --------     -------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment...............    (4,160)     (4,301)      (11,035)
  Acquisitions of businesses, net of cash acquired.........    (3,070)     (4,043)     (229,450)
  Restricted cash..........................................        --          --        (3,493)
                                                             --------     -------     ---------
          Net cash used by investing activities............    (7,230)     (8,344)     (243,978)
                                                             --------     -------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Term debt borrowings.....................................        --         495       232,269
  Term debt repayments.....................................   (14,500)        (37)         (600)
  (Decrease) increase in borrowings under revolving credit
     agreement, net........................................      (586)       (459)        4,609
  Preferred stock and subordinated notes repurchase........    (2,238)         --            --
  Issuance of common stock.................................    14,762       1,000            --
  Payment of preferred stock dividend......................      (444)         --            --
                                                             --------     -------     ---------
     Net cash (used) provided by financing activities......    (3,006)        999       236,278
                                                             --------     -------     ---------
     Net (decrease) increase in cash and cash
       equivalents.........................................        (8)      1,384         7,383
Cash and cash equivalents, beginning of year...............        86          78         1,462
                                                             --------     -------     ---------
Cash and cash equivalents, end of year.....................  $     78     $ 1,462     $   8,845
                                                             ========     =======     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest...............................  $  2,134     $   333     $     436
                                                             ========     =======     =========
  Cash payments for income taxes...........................  $  3,291     $ 5,091     $   3,890
                                                             ========     =======     =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SINTER METALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1. ORGANIZATION:

     The Company's principal business consists of the engineering and production of precision pressed metal parts for use primarily in the automotive, home appliance, lawn and garden and power tool industries. The Company manufactures over 4,000 different components such as gears, bearings and sprockets, for use in engines, transmissions and other drive mechanisms.

     In October 1994, the Company successfully completed an initial public offering of its Class A common stock raising net proceeds of approximately $14.7 million after consideration of transaction expenses. The Company used the net proceeds from the initial public offering together with borrowings of approximately $2.0 million under the Company's revolving credit facility to repay all of its then outstanding senior indebtedness, to repay a portion of its subordinated indebtedness and to redeem a portion of its preferred stock. The balance of the preferred stock and subordinated indebtedness was converted to shares of Class A common stock.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies:


  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Powder Metal Holding, Inc. (PMH), Sinter Metals, Inc. -- Zeeland (formerly SinterForm, Inc.), Kolsva Sinterteknik AB, and Sinter Metals GmbH, a newly formed German subsidiary that serves as a holding company for Krebsoge Sinterholding GmbH (KSH) and Krebsoge USA, Inc. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.


  Cash Equivalents

     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.


  Accounts Receivable

     Revenues are principally generated from the automotive, lawn and garden and power tool industries. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively low number of customers. In 1995, two customers accounted for 27% and 10% of net sales, respectively, while the top five customers accounted for 55% of net sales. The same two customers accounted for approximately 27% and 10% of the Company's 1996 net sales, and its top five customers accounted for approximately 50% of its 1996 net sales. The automotive, lawn and garden and power tool industries accounted for 61%, 8.1% and 7.1%, respectively, of accounts receivable at December 31, 1995 and 77.1%, 1.9% and 6.5%, respectively, of accounts receivable at December 31, 1996. Additionally, accounts receivable from the Company's five largest customers aggregated approximately $4,960,000 and $20,753,150 at December 31, 1995 and 1996, respectively.


  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined through the use of the first-in, first-out (FIFO) method for a majority of consolidated inventories: 18% and 78% at December 31, 1995 and

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1996, respectively. The last-in, first-out (LIFO) method is used to determine the cost of remaining inventories. Inventory cost includes material, labor and overhead.


  Property, Plant and Equipment

     Additions to property, plant and equipment are stated at cost. Expenditures for replacements are capitalized, and repairs and maintenance costs are expensed as incurred. When assets are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.


     Depreciation is computed, for financial reporting purposes, using the straight-line method over estimated useful lives, which are as follows:

     Building and building improvements....................................  15-30 years
     Machinery and equipment...............................................  5-10 years

Depreciation expense was $3,175,000, $3,940,000 and $4,610,000 for the years ended December 31, 1994, 1995 and 1996, respectively.


  Intangible Assets

     Intangible assets consist primarily of goodwill, which represents the excess of cost over net assets acquired, and is being amortized on a straight-line basis over 40 years.


  Revenue Recognition

     The Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment.


  Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the use of an asset and liability method of accounting for current and expected future tax consequences of events that have been recognized in the financial statements or tax returns.

     No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.


  Share Information

     Per share computations are based upon the weighted average of the combined Class A and Class B common shares outstanding of 5,533,000 in 1994, 7,500,000 in 1995, and 7,550,000 in 1996. Stock options outstanding at December 31, 1996 do not have a significant dilutive effect on net income per share.


  Foreign Currency Translation

     For operations outside the United States that prepare financial statements in currencies other than United States dollars, items of income and expense are translated at average exchange rates during the period, and assets and liabilities are translated at period end exchange rates, with the resulting translation adjustments being included as a separate component of stockholders' equity.

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.


  Impairment of Long-Lived Assets

     During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adoption of this statement was not material.


  Reclassifications

     Certain balances in 1994 and 1995 have been reclassified to conform to the current year presentation.


3. ACQUISITIONS:

  Certain Subsidiaries of MAAG Holding AG

     As part of its business strategy, in 1993, the Company purchased a 30% interest in PMH, a non-operating holding company that owns 100% of ICM/Krebsoge (a domestic manufacturer of pressed powder metal parts). PMH was a subsidiary of MAAG Holding AG, a Swiss corporation ("MAAG"). On December 19, 1996, the Company acquired from MAAG (i) the remaining 70% of the common stock of PMH pursuant to the Powder Metal Stock Purchase Agreement dated October 7, 1996, and (ii) 98.22% of the outstanding shares of KSH pursuant to the Krebsoge Stock Purchase Agreement dated October 11, 1996. On December 30, 1996, the Company purchased the remaining 1.78% of the outstanding shares of KSH.

     PMH is the second largest producer of precision pressed powder metal components in North America with 1996 net sales of approximately $101.7 million. KSH, which offers pressed powder metal parts for use principally in the European automotive, machine, power tool and home appliance industries, is among the leading pressed powder metal parts manufacturers in Europe, and the largest pressed powder metal parts producer in Germany. KSH had 1996 net sales of approximately DM 245.4 million, or approximately $159.3 million.

     The Company paid approximately $211,700,000 for these acquisitions. In order to fund these acquisitions, pay related costs and expenses, refinance the Company's existing debt and provide a source for the Company's ongoing working capital needs, the Company entered into a $275,000,000 credit facility with a syndicate of financial institutions.

     In connection with the acquisition and integration of the operations of PMH and KSH, management has identified opportunities to consolidate certain functions. Management has identified certain employees of PMH and KSH that will either be terminated or relocated as a result of this integration. The termination arrangements, including the type and amount of benefits to be provided, have not yet been finalized. It is anticipated that the terminations will be completed in 1997. Accordingly, the Company has recorded an aggregate reserve of $4.5 million in purchase accounting for the estimated severance costs associated with the employee terminations.

                              SINTER METALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Powder Metal Forge Unit of Delco Remy America, Inc.

     Effective December 13, 1996, the Company purchased the powder metal forge unit of Delco Remy America, Inc. The Company paid $5.2 million in cash and a short-term note in the amount of $2.5 million. The cash portion of the transaction was financed through the Company's revolving credit facility.

  SinterForm, Inc.

     Effective July 18, 1996, the Company purchased the stock of SinterForm, Inc. (a domestic manufacturer of pressed powder metal parts) for a combination of $8.5 million in cash and 5,000 shares of the Company's Class A common stock. In addition, previously existing debt of SinterForm, in the amount of $1.1 million, was repaid by the Company at closing. The transaction was financed through the Company's revolving credit facility.

  Kolsva Sinterteknik AB

     Effective June 26, 1995, the Company purchased the stock of Kolsva Sinterteknik AB (a Swedish manufacturer of pressed powder metal parts) for a combination of $3.8 million in cash and 100,000 shares of the Company's Class A common stock. The cash portion of the transaction was financed through the Company's revolving credit facility. As a part of the transaction, the Company assumed long-term debt of Sinterteknik aggregating approximately $1.9 million.

     These transactions were recorded utilizing the purchase method of accounting and, accordingly, the gross purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the dates of acquisition. The purchase price allocations related to the acquisition of PMH, KSH, Delco-Remy and SinterForm remain preliminary at December 31, 1996. The final allocations of purchase price for these acquisitions will be determined upon the receipt of the final appraisals of certain acquired assets and final determination of assumed liabilities. The final purchase price allocations are not expected to differ materially from the preliminary allocations. The operating results of these companies have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

     Pro forma financial operating results as if these acquisitions had been completed on January 1, 1995, are as follows (dollars in thousands, except per share):

                                                                         (UNAUDITED)
                                                                    ---------------------
                                                                      1995         1996
                                                                    --------     --------
     Net sales....................................................  $372,227     $389,116
     Gross profit.................................................    66,297       73,419
     Income before taxes..........................................    13,665       12,955
     Net income applicable to common stock........................     7,531        7,674
     Net income per common share..................................  $   1.00     $   1.02

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4. INVENTORIES:

     The major components of inventories are as follows (dollars in thousands):


                                                                         DECEMBER 31,
                                                                      -------------------
                                                                       1995        1996
                                                                      -------     -------
     Raw materials..................................................  $ 2,945     $ 9,305
     Work-in-process................................................    4,481      21,632
     Finished goods.................................................    3,105      16,416
                                                                      -------     -------
                                                                       10,531      47,353
     LIFO reserve...................................................     (337)       (279)
                                                                      -------     -------
                                                                      $10,194     $47,074
                                                                      =======     =======

5. INTANGIBLE ASSETS:

     Goodwill of $14,228,000 and $131,411,000 at December 31, 1995 and 1996,
respectively, is included in intangible assets and represents costs in excess of net assets acquired and is amortized on a straight-line basis over a 40-year period. Accumulated amortization related to goodwill aggregated $1,251,000 and $1,653,000 at December 31, 1995 and 1996, respectively. In addition, intangible assets includes $2,361,000 related to software, licenses and other intellectual property that was acquired as part of the acquisition of KSH. These assets are being amortized over a period of three to seventeen years.

     At each balance sheet date, the Company evaluates the realizability of goodwill and other intangibles based upon expectations of undiscounted cash flows and operating income of the related business unit. Based upon its most recent analysis, the Company believes that no impairment of these assets exists at December 31, 1996 and the amortization periods remain appropriate.

6. RESTRICTED CASH:

     On April 10, 1996, the Company issued an industrial revenue bond aggregating $7.2 million. The bond is a tax exempt floating interest rate bond and is being used to fund the construction of a new plant facility in Chicago and anticipated purchases of plant equipment. Proceeds of the bond are restricted for such capital expenditures. Accordingly, the unused portion of the proceeds are reflected in the accompanying balance sheet as Restricted Cash.

7. DEBT:

     Long-term debt consisted of the following (dollars in thousands) :


                                                                          DECEMBER 31,
                                                                        -----------------
                                                                         1995      1996
                                                                        ------   --------
     Term loans under new credit agreement............................  $   --   $225,073
     Industrial revenue bond..........................................      --      7,195
     Term loan........................................................   2,231      1,850
     Capital lease obligations........................................      --      2,708
     Equipment loans..................................................     327      2,709
                                                                        ------   --------
               Total debt.............................................   2,558    239,535
     Less current maturities of long-term debt........................    (267)   (13,367)
                                                                        ------   --------
     Long-term debt...................................................  $2,291   $226,168
                                                                        ======   ========

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Concurrent with the acquisition of PMH and KSH, the Company entered into a new credit agreement ("Agreement") which is secured by substantially all the assets of the Company. The Agreement provides the following (amounts in thousands):

          U.S. Senior secured facilities:
            Tranche A term loans.....................................  $       30,000
            Tranche B term loans.....................................         115,000
            Revolving credit facility................................          30,000
          German Senior secured facilities:
            Term loans...............................................  DM     124,500
            Revolving credit facility................................          30,000


     The Tranche A term loans and German term loans are payable in varying quarterly installments commencing on March 31, 1997 and continuing through June 30, 2003. The Tranche B term loans are due in varying annual installments commencing on December 31, 1997 and continuing through June 30, 2005. The Tranche A and Tranche B term loans bear interest at LIBOR or the Alternate Base Rate, as defined, plus a spread, as defined. The German term loans bear interest at DIBOR or German prime, plus a spread, as defined. The interest rates in effect at December 31, 1996 were 8.1%, 8.6% and 5.7% for the Tranche A, Tranche B and German term loans, respectively.

     The U.S. revolving credit facility had outstanding borrowings of $6,750,000 at December 31, 1996. Borrowings under this facility bear interest at varying rates. The weighted average interest rate in effect at December 31, 1996 was 8.1%, plus a commitment fee of 0.5%. The German revolving credit facility bears interest at varying rates and, as of December 31, 1996, was fully committed by a letter of credit guaranteeing the bank overdraft facilities of KSH. Both the U.S. and German facilities expire on June 30, 2003.

     As part of the Agreement, the Company must comply with certain financial and non-financial covenants including maintenance of a minimum consolidated net worth, and achievement of certain interest coverage and fixed charge coverage ratios. The Company is in compliance with all covenants at December 31, 1996.

     On April 10, 1996, the Company issued an industrial revenue bond in the amount of $7,195,000. Proceeds from this bond are being used to fund capital expenditures at a domestic facility of the Company. The bond is a tax exempt floating interest rate bond and matures on April 1, 2016.

     The term loan was assumed in conjunction with the Company's acquisition of Kolsva Sinterteknik. The debt is secured by a blanket lien on the assets in Sweden. The interest rate on the term loan is fixed at 10.5% and is scheduled to mature on September 30, 1998. Contractual terms of the debt preclude prepayment.

     Capital lease obligations represent the present value of future lease payments under non-cancelable leases assumed as part of a current year acquisition. The leases expire in 2001 and have been discounted at the Company's incremental borrowing rate. The related leased property is included in machinery and equipment in the accompanying consolidated balance sheet.

     Equipment loans consist primarily of a note payable related to the purchase of equipment and other production tools as part of a current year acquisition. The note payable is due on June 30, 1998 but may be accelerated into 1997 based on the occurrence of certain events as defined in the purchase agreement.

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Future maturities of long-term debt as of December 31, 1996, are summarized as follows (dollars in thousands):


          1997...........................................................  $ 13,367
          1998...........................................................    14,686
          1999...........................................................    15,303
          2000...........................................................    17,657
          2001...........................................................    17,079
          2002 and thereafter............................................   161,443
                                                                           --------
                                                                           $239,535
                                                                           ========

     A portion of the Company's 12% subordinated notes were retired utilizing the net proceeds from the Company's initial public offering in October 1994. The balance of the subordinated notes and certain shares of preferred stock were converted to Class A common stock. In conjunction with the repayments, the unamortized loan discount and deferred financing costs aggregating $580,000 were charged off and recognized, in the accompanying 1994 consolidated statement of operations, as an extraordinary charge.

8. EMPLOYEE BENEFIT PLANS:

  Profit Sharing Plan

     The Company sponsors a defined contribution and profit sharing plan with contributions based on years of service and level of compensation. The expense pertaining to this plan was approximately $890,000, $896,000 and $1,040,000 during 1994, 1995 and 1996, respectively.

  Defined Benefit Plans

     KSH provides a range of defined benefit pension plans for members of management, officers and employees, which are based on individually fixed amounts. These benefit plans are unfunded and the obligations from the plans are accrued for in the consolidated financial statements in accordance with SFAS No. 87, "Employers Accounting for Pensions".

     PMH has four defined benefit pension plans covering substantially all of its employees in the U.S. and Canada. The benefits are based on years of service and the highest consecutive five-year average earnings prior to retirement. The Company's policy is to fund the pension costs in accordance with applicable regulatory guidelines.

     The projected unit credit method is used to determine the funding requirements of the plans. The tables below reconcile the funded status of the Company's U.S. and foreign (German and Canadian) defined benefit pension plans at December 31, 1996 (in thousands):



                                                                       DECEMBER 31, 1996
                                                               ---------------------------------
                                                                FOREIGN PLANS       U.S. PLANS
                                                               ---------------     -------------
     Actuarial present value of benefit obligations:
       Vested benefits.......................................      $15,055            $ 6,440
       Nonvested benefits....................................          156                406
                                                                   -------             ------
     Accumulated benefit obligations.........................      $15,211            $ 6,846
                                                                   =======             ======
     Projected benefit obligations for services provided to
       date..................................................      $15,326            $ 8,486
     Plan assets at fair value...............................        2,673              7,625
                                                                   -------             ------
     Accrued pension cost....................................      $12,653            $   861
                                                                   =======             ======

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As KSH and PMH were acquired on December 19, 1996, pension expense related to their employee benefit plans was not material in 1996.

     The discount rate used in determining the actuarial present value of the projected benefit obligations for the U.S. plans was 7.23% at December 31, 1996. The discount rates used in determining the actuarial present value of the projected benefit obligations at December 31, 1996 for the Canadian and German plans were 7.23% and 6.5%, respectively. The rate of increase in future compensation levels for applicable U.S. employees was 4% at December 31, 1996, and was 5.5% and 2.5% at December 31, 1996, respectively, for the Canadian and German employees. The expected long-term rate of return on plan assets was 7.50% and 8.25% in 1995 and 1996, respectively, for the U.S. and Canadian plans.

9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company's PMH subsidiary maintains union and non-union benefit plans that provide postretirement medical and life insurance benefits to retirees and eligible dependents. These benefits are funded as incurred.

     The table below displays the components of the Company's postretirement benefit obligation as recognized in the consolidated balance sheet at December 31, 1996 (in thousands):


     Accumulated postretirement benefit obligation(APBO):
       Current retirees.........................................................  $  295
       Fully eligible active plan participants..................................     159
       Other active plan participants...........................................   2,559
                                                                                  ------
               Accrued APBO.....................................................  $3,013
                                                                                  ======


     The following table summarizes the principle assumptions used in determining the actuarial value of the APBO at December 31, 1996:


     Weighted average discount rate...............................................   7.8%
     Weighted average health care trend rate......................................   5.0%
     Ultimate sustained weighted average health care trend rate in 1997...........   5.0%
     Expected long-term return on plan assets.....................................  8.25%


     The APBO would increase by $453,000 as a result of a one percentage point increase in the weighted average health care trend rate.

     PMH is the only subsidiary of the Company which has postretirement benefit obligations other than pensions. As PMH was acquired on December 19, 1996, non-pension postretirement benefit expense was not material to the Company's 1996 consolidated statement of operations.

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

10. INCOME TAXES:

     The provisions for income tax expense include current and deferred taxes as follows (dollars in thousands):



                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
     United States Federal
       Current...............................................  $3,271     $3,367     $3,738
       Deferred..............................................    (950)       352        485
     State...................................................     579        877        825
     Foreign.................................................      --        154        302
                                                               ------     ------     ------
               Total.........................................  $2,900     $4,750     $5,350
                                                               ======     ======     ======



     The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate as follows (dollars in thousands):


                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
     Income tax at U.S. federal statutory rate...............  $2,407     $4,297     $5,147
     State tax, net..........................................     425        579        536
     Foreign income tax rate differential....................      --        (75)       (92)
     Other, net..............................................      68        (51)      (241)
                                                               ------     ------     ------
               Provision for income taxes....................  $2,900     $4,750     $5,350
                                                               ======     ======     ======

     Components of deferred taxes consist of the following (dollars in thousands):


                                                                         DECEMBER 31,
                                                                     --------------------
                                                                      1995         1996
                                                                     -------     --------
     Accelerated depreciation......................................  $(5,063)    $(17,899)
     Other.........................................................     (458)        (859)
                                                                     -------      -------
               Total deferred tax liabilities......................   (5,521)     (18,758)
                                                                     -------      -------
     Accrued expenses not deductible until paid....................    1,680        3,492
     Other.........................................................     (185)         347
                                                                     -------      -------
               Total deferred tax assets...........................    1,495        3,839
                                                                     -------      -------
               Net deferred tax liabilities........................  $(4,026)    $(14,919)
                                                                     =======      =======


     PMH has U.S. federal net operating loss carryforwards for tax purposes of approximately $31 million at December 31, 1996. These net operating loss carryforwards expire on various dates between the years 2004 and 2007. Utilization of these pre-acquisition net operating losses will be limited to approximately $700,000 per year pursuant to Internal Revenue Service regulations. A Canadian subsidiary of PMH has approximately $18 million of loss carryforwards for tax purposes at December 31, 1996. These loss carryforwards expire on various dates between the years 2000 and 2001. Utilization of the U.S. and Canadian net operating loss carryforwards will be dependent upon the ability of PMH to generate taxable income at its U.S. and Canadian entities, respectively. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance of approximately $16 million has been provided due to

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

the uncertainties surrounding the Company's ability to realize the above loss carryforwards. The income tax effect of the loss carryforwards and the valuation allowance are included in other deferred tax assets in the table above. In the future, to the extent that the Company determines that it is more likely than not that the benefits associated with any portions of the acquired net operating losses will be realized, the valuation allowance will be reduced accordingly and goodwill associated with the acquisition will be adjusted.

11. COMMITMENTS AND CONTINGENCIES:

     The Company is involved in various matters relating to contingencies and other commitments, the principal items of which are as follows:

  Environmental Matters

     The Company is subject to various laws and regulations primarily involving its property ownership and plant operations. The Company has made, and will continue to make, expenditures to comply with such environmental regulations. The Company routinely monitors and reviews its procedures and policies for compliance with environmental laws.

     The Company anticipates that it will incur expenditures at certain of the facilities acquired from MAAG to address historical environmental issues. MAAG has indemnified the Company for certain environmental liabilities with respect to PMH and KSH under the respective purchase agreements. However, the Company's indemnification rights under the PMH purchase agreement are subject to certain limitations, and therefore no assurances can be made that such indemnification will be sufficient to address the Company's potential liability.

     Based upon present laws and regulations and the Company's experience to date, the cost of compliance with environmental laws has not had, and is not expected to have, a material adverse effect on the Company's financial condition or results of operations. Future changes in laws and regulations could give rise to additional environmental costs in future periods. The Company has established a reserve that it believes is adequate to address its exposure for these items.

  Litigation

     In the ordinary course of business, the Company is involved in various identified legal proceedings, including workers' compensation and personal injury claims and product liability disputes. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

12. STOCKHOLDERS' EQUITY:

     The holders of Class A common stock have the right to vote on all matters to be voted on by the stockholders of the Company. No holder of Class B common stock has voting rights. Each share of Class B common stock is convertible into a share of Class A common stock on a share-for-share basis at the option of the holder thereof. All of the outstanding Class B common stock is held by Citicorp Venture Capital, Ltd.

     Concurrent with the Company's initial public offering in 1994, the Company increased the number of shares of authorized capital to 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock. In addition, the Company authorized 5,000,000 shares of preferred stock, none of which are issued and outstanding. The Company also effected a stock split of 14.385 shares to 1 and changed the par value of Common Stock to $.001 per share.

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

13. FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The Company's significant financial instruments are cash and cash equivalents, long-term debt and borrowings under revolving credit agreements. Due to their short maturity, the carrying value of cash and cash equivalents approximates fair value at December 31, 1995 and 1996. Based on borrowing rates currently available to the Company for loans of similar terms and maturities, the fair values of long-term debt and borrowings under revolving credit agreement are substantially the same as their carrying values at December 31, 1995 and 1996.

14. STOCK-BASED COMPENSATION:

  Management Incentive Stock Plan

     At December 31, 1991, the Company adopted a management incentive stock plan for certain eligible employees. The Company reserved 405,038 shares of Class B common stock to be issued over the five years of the plan. The Company achieved the equity measurement requiring the maximum award level for 1993, and 60,805 shares were awarded. Concurrent with the Company's initial public offering, the balance of the shares aggregating 303,725 shares was issued and the plan was terminated. Compensation expense related to the plan aggregated $2,435,000 for 1994.

  1994 Key Employee Stock Incentive Plan

     Concurrent with the Company's initial public offering, the Company established the Key Employee Stock Incentive Plan. Under this plan, the Company may grant options to officers and other key employees to purchase an aggregate of 474,505 shares of Class A Common Stock. During 1994, 1995 and 1996, the Company granted stock options to purchase an aggregate of 149,000, 11,000 and 181,300 shares at exercise prices from $10.00, $10.13 to $10.63 and $14.38 to $28.25 per share, the fair market values of such shares at the dates of grant. These options vest ratably over a three year period. Options totaling 50,000 and 103,000 were exercisable at December 31, 1995 and December 31, 1996, respectively. No options were exercised and 2,333 were forfeited during 1996. During 1995, no options were exercised or forfeited.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been reflected in the accompanying consolidated financial statements related to the stock options issued pursuant to this plan. If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below:

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Net income                   As reported...................     $7,887          $9,355
                             Pro forma.....................      7,882           9,256
Net income per share         As reported...................     $ 1.05          $ 1.24
                             Pro forma.....................       1.05            1.23

                              SINTER METALS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The fair value of the options granted used to compute pro forma and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                                YEAR ENDED      YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1995            1996
                                                               ------------    ------------
     Dividend yield..........................................       0%              0%
     Expected volatility.....................................     28.0%           31.9%
     Risk free interest rate.................................  6.3% - 6.9%     6.5% to 6.9%
     Expected average holding period.........................    5 years         5 years


     The weighted average fair value of stock options granted during 1995 and 1996 was $3.90 and $8.73, respectively. The following table summarizes the status of the options outstanding and exercisable at December 31, 1996:


                                                                                      STOCK OPTIONS
                                              STOCK OPTIONS OUTSTANDING                EXERCISABLE
                                       ----------------------------------------    --------------------
                                                                      WEIGHTED                WEIGHTED
                                                  WEIGHTED AVERAGE     AVERAGE                 AVERAGE
                                                     REMAINING        EXERCISE                EXERCISE
      RANGE OF EXERCISE PRICES         SHARES     CONTRACTUAL LIFE      PRICE      SHARES       PRICE
-------------------------------------  -------    ----------------    ---------    -------    ---------
$10.00 - $14.38......................  160,667        7.9 years       $   10.09    103,000    $   10.00
$21.00 - $28.25......................  178,300        9.7 years           21.41         --           --
                                       -------                                     -------
     Total...........................  338,967                                     103,000
                                       =======                                     =======

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     A summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows (dollars in thousands, except per share data):


                                                               YEAR ENDED DECEMBER 31, 1996
                                                         ----------------------------------------
                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
Net sales..............................................  $27,977    $27,562    $27,529    $28,820
Gross profit...........................................    6,425      6,387      6,051      6,849
Income from operations.................................    3,844      3,898      3,499      3,767
  Net income...........................................    2,399      2,401      2,188      2,367
Share data:
     Net income........................................  $  0.32    $  0.32    $  0.29    $  0.31
     Weighted average shares outstanding...............    7,548      7,548      7,552      7,553



                                                               YEAR ENDED DECEMBER 31, 1995
                                                         ----------------------------------------
                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
Net sales..............................................  $24,624    $22,104    $22,664    $24,918
Gross profit...........................................    5,556      4,843      5,063      5,603
Income from operations.................................    3,573      3,108      3,063      3,291
  Net income...........................................    2,112      1,870      1,833      2,072
Share data:
     Net income........................................  $  0.28    $  0.25    $  0.24    $  0.27
     Weighted average shares outstanding...............    7,448      7,454      7,548      7,548

                                EXHIBIT INDEX

                Exhibit No.     Description of Document
                -----------     -----------------------

                2.1 Powder Metal Holding Stock Purchase Agreement, dated as of October 7, 1996, by and between MAAG Holding AG and Sinter Metals, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                2.2 Krebsoge Stock Purchase Agreement, dated as of October 11, 1996, by and between MAAG Holding AG and Sinter Metals, Inc. is incorporated herein by reference to Exhibit 2.2 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                3.1 Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit No. 3.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                3.2 Restated By-Laws of the Company is incorporated herein by reference to Exhibit No. 3.2 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

                4.1 Specimen certificate for the Class A Common Stock, par value $0.001 per share, of the Company is incorporated herein by reference to
                                Exhibit 4.1 of the Company's Form S-1
                                Registration Statement filed December 24, 1996 (Registration Statement No. 333-18767).

                4.2 Form of certificate for the Class B Common Stock, $0.001 par value, of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form S-1 Registration Statement filed on December 24,1996 (Registration Statement No. 333-18767).

                4.3 Stockholders' Agreement, dated as of October 18, 1994, by and among the Company, Citicorp and certain other stockholders of the Company is incorporated herein by reference to Exhibit 4.3 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).

               10.1* 1994 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit
                                10.1 of the Company's Form S-1 Registration
                                Statement filed on December 24, 1996
                                (Registration Statement No. 333-18767).

               10.2* Employment Agreement dated as of January 1, 1992, by and between Pennsylvania Pressed Metals Inc. and Donald L. LeVault, as amended, is incorporated herein by reference to Exhibit
                                10.2 of the Company's Form S-1 Registration
                                Statement filed on December 24, 1996
                                (Registration Statement No. 333-18767).

                10.3* Form of Nonqualified Stock Option Agreement (with an attached schedule identifying the Named Executive Officers of the Company that have entered into option agreements with the Company) is incorporated herein by reference to Exhibit 10.3 of Amendment 3 to the Company's Form S-1 Registration Statement filed on February 4, 1997 (Registration Statement
                                No. 333-18767).


                10.4* Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to
                                Exhibit 10.9 of the Company's Form S-1
                                Registration Statement filed on December 24,
                                1996 (Registration Statement No. 333-18767).


                10.5* Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).


                10.6+ Purchase, Consignment, and Rebate Agreement, dated as of September 30, 1996, by and between the Company and Hoeganaes Corporation is incorporated herein by reference to Exhibit
                                10.4 of Amendment 5 to the Company's Form S-1 Registration Statement filed on March 4,
                                1997 (Registration Statement No. 333-18767).


                10.7            Credit Agreement, dated as of December 19,
                                1996, by and between the Company, Sinter
                                Metals GmbH, the Lenders party thereto, NBD
                                Bank, as Administrative Agent and Collateral
                                Agent, and Salomon Brothers Inc, as
                                Syndication Agent is incorporated herein by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement filed on December
                                24, 1996 (Registration Statement No. 333-18767).


                21.1 Subsidiaries of the Company. The list of the Company's subsidiaries is incorporated herein by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement filed on December 24, 1996 (Registration Statement No. 333-18767).


                23.1            Consent of Arthur Andersen LLP.


                24.1            Powers of Attorney.


                27.1            Financial Data Schedule.


                99.1 Press Release dated October 7, 1996, from the Company is incorporated herein by reference to the Company's Form 8-K filed on October 17, 1996 (Commission File No. 1-3366).



               * Exhibit consitutes a management contract or compensatory plan or arrangement.

               + On March 4, 1997, the Registrant was granted confidential treatment with respect to certain portions of this Exhibit.