Form 10-Q
period 1997-03-31
SINTER METALS INC
filed 1997-05-15
CIK 927970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

                               Yes   X      No
                                   -----       -----
                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. As of May 1, 1997, the Registrant had the following classes of common stock outstanding:

     Class A Common Stock, $0.001 par value                        7,515,016
     Class B Common Stock, $0.001 par value                        2,543,381



                               SINTER METALS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements.......................................3
                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996.......................3

                  Consolidated Statements of Operations for
                  the Three Months ended March 31, 1997 and
                  1996.......................................................5

                  Consolidated Statements of Cash Flows for
                  the Three Months ended March 31, 1997 and
                  1996.......................................................6

                  Notes to Consolidated Financial Statements.................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................10

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................14

         Index to Exhibits..................................................15

SIGNATURES..................................................................16



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SINTER METALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                     March 31,  December 31,
                                                       1997         1996
                                                     ---------  ------------
ASSETS

CURRENT ASSETS:
         Cash                                       $   6,040    $   8,845
         Accounts receivable, net of
          allowance of $965 and $1,007,
          respectively                                 56,933       45,629
         Inventories                                   40,101       47,074
         Other current assets                           2,777        2,755
                                                    ---------    ---------
                  Total current assets                105,851      104,303
                                                    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                           8,720        8,806
         Buildings and building
          improvements                                 62,669       65,461
         Machinery and equipment                       71,687       70,877
         Construction-in-progress                      22,087       16,822
                                                    ---------    ---------
                                                      165,163      161,966

         Less accumulated depreciation                (23,131)     (16,352)
                                                    ---------    ---------

                  Total property, plant
                   and equipment                      142,032      145,614
                                                    ---------    ---------
OTHER ASSETS

         Restricted cash                                2,955        3,493
         Intangible assets, net                       124,986      132,119
         Other assets                                  13,707       13,951
                                                    ---------    ---------
                  Total other assets                  141,648      149,563
                                                    ---------    ---------

TOTAL ASSETS                                        $ 389,531    $ 399,480
                                                    =========    =========



The accompanying notes are an integral part of these balance sheets.



                               SINTER METALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         March 31,      December 31,
                                                           1997              1996
                                                         ---------      -----------
CURRENT LIABILITIES:
 Current maturities of long-term debt                    $  12,683       $  13,367
 Accounts payable                                           31,445          35,114
 Accrued expenses                                           32,678          30,721
 Income taxes payable                                        5,300           4,564
                                                         ---------       ---------
         Total current liabilities                          82,106          83,766
                                                         ---------       ---------

LONG-TERM OBLIGATIONS:
 Long-term debt                                            168,601         226,168
 Borrowings under revolving credit
   agreement                                                 3,613           6,750
 Other noncurrent liabilities                               17,469          17,316
 Deferred income taxes                                      14,206          14,919
                                                         ---------       ---------
         Total long-term obligations                       203,889         265,153
                                                         ---------       ---------
         Total liabilities                                 285,995         348,919
                                                         ---------       ---------
STOCKHOLDERS' EQUITY:
  Class A, par value $.001 per share;
   authorized 20,000,000 shares;
   issued and outstanding 7,515,016
   and 5,009,747 shares, respectively                            8               5
  Class B, par value $.001 per share;
   authorized 5,000,000 shares;
   issued and outstanding 2,543,381 shares                       2               2
  Additional paid-in capital                                82,810          27,924
  Cumulative translation adjustments                        (5,654)            (11)
  Retained earnings                                         26,370          22,641
                                                         ---------       ---------

         Total stockholders' equity                        103,536          50,561
                                                         ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 389,531       $ 399,480
                                                         =========       =========


The accompanying notes are an integral part of these balance sheets.


                               SINTER METALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                      1997            1996
                                                      ----            ----

Net sales                                            $107,135      $ 27,977
Cost of sales                                          85,316        21,552
                                                     --------      --------

  GROSS PROFIT                                         21,819         6,425

Selling, general and
 administrative expenses                                9,965         2,482

Amortization of intangible
 assets                                                   929            99
                                                     --------      --------

  INCOME FROM OPERATIONS                               10,925         3,844

Interest expense                                        4,329            70

Other expense, net                                        117          --
                                                     --------      --------

  INCOME BEFORE PROVISION
         FOR INCOME TAXES                               6,479         3,774

Provision for income taxes                              2,750         1,375
                                                     --------      --------

  NET INCOME APPLICABLE TO
   COMMON STOCK                                      $  3,729      $  2,399
                                                     ========      ========

Net income per common share                          $    .46      $    .32
                                                     ========      ========

Weighted average common
 shares outstanding                                     8,096         7,548
                                                     ========      ========


The accompanying notes are an integral part of these statements.



                               SINTER METALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                           ---------------------------
                                                           1997                   1996
                                                           ----                   ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                              $3,729                $2,399
  Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                     7,624                 1,371
         Deferred income taxes                               -0-                   131
         Other                                              (271)                  (32)
         Cash provided (used) by working capital
           items
                  Accounts receivable, net               (13,222)               (2,463)
                  Inventories                              5,479                  (664)
                  Other current assets                       (54)                   (6)
                  Accounts payable                        (2,867)                1,823
                  Accrued expenses                         3,057                   252
                  Accrued taxes                              836                 1,093
                                                        --------              --------
         Net cash provided by operating activities         4,311                 3,904

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (7,927)               (1,894)
  Other assets                                             1,193                   -0-
                                                        --------              --------
         Net cash (used) by investing activities          (6,734)               (1,894)

CASH FLOW FROM FINANCING ACTIVITIES:
  Term debt repayments                                   (53,120)                  (17)
  Decrease in net borrowings under revolving
    credit line                                           (2,149)               (1,572)
  Treasury stock acquired                                   (898)                  -0-
  Issuance of common stock                                55,785                   -0-
                                                        --------              --------

         Net cash (used) by financing activities            (382)               (1,589)
                                                        --------              --------

         Net (decrease)increase in cash                   (2,805)                  421

CASH, beginning of period                                  8,845                 1,462
                                                        --------              --------

CASH, end of period                                     $  6,040              $  1,883
                                                        ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest                            $  3,435              $     85
                                                        ========              ========
  Cash payments for income taxes                        $    237              $     13
                                                        ========              ========


The accompanying notes are an integral part of these statements.

                               SINTER METALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.  ORGANIZATION:
    ------------
The Company's principal business consists of the design, engineering and production of precision pressed metal components for use primarily in the automotive, home appliance, lawn and garden and power tool industries. The Company manufactures over 4,000 different components such as connecting rods, gears, bearings and sprockets, for use in engines, transmissions and other drive mechanisms.

2. PRINCIPLES OF CONSOLIDATION:
   ---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sinter Metals Holdings Inc. (formerly Powder Metal Holding Inc.), Sinter Metals, Inc.-Zeeland (formerly SinterForm Inc.), Kolsva Sinterteknik AB and Sinter Metals GmbH, a German subsidiary that serves as a holding company for Krebsoge Sinterholding GmbH. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

3. ACQUISITIONS:
   ------------

Certain Subsidiaries of MAAG Holding AG
As part of its business strategy, in 1993, the Company purchased a 30% interest in Powder Metal Holding, Inc. (PMH), a non-operating holding company that owns 100% of ICM/Krebsoge (a domestic manufacturer of pressed powder metal parts). PMH was a subsidiary of MAAG Holding AG, a Swiss corporation (MAAG). On December 19, 1996, the Company acquired from MAAG (i) the remaining 70% of the common stock of PMH pursuant to the Powder Metal Stock Purchase Agreement dated October 7, 1996, and (ii) 98.22% of the outstanding shares of Krebsoge Sinterholding GmbH (KSH) pursuant to the Krebsoge Stock Purchase Agreement dated October 11, 1996. On December 30, 1996, the Company purchased the remaining 1.78% of the outstanding shares of KSH.

PMH is the second largest producer of precision pressed powder metal components in North America with 1996 net sales of approximately $101.7 million. KSH, which offers pressed powder metal parts for use principally in the European automotive machine, power tool and home appliance industries, is among the leading pressed metal parts manufacturers in Europe, and the largest pressed powder metal parts producer in Germany. KSH had 1996 net sales of approximately DM 245.4 million, or approximately $159.3 million.

The Company paid approximately $211.7 million for these acquisitions. In order to fund these acquisitions, pay related costs and expenses, refinance the Company's existing debt and provide a source for the Company's ongoing working capital needs, the Company entered into a $275 million credit facility with a syndicate of financial institutions.

Powder Metal Forge Unit of Delco Remy America, Inc.
Effective December 13, 1996, the Company purchased the powder metal forge unit of Delco Remy America, Inc. The Company paid $5.2 million in cash and delivered a short-term note in the amount of $2.5 million. The cash portion of the delivered transaction was financed through the Company's revolving credit facility.

SinterForm, Inc.
Effective July 18, 1996, the Company purchased the stock of SinterForm, Inc. (a domestic manufacturer of pressed powder metal parts) for a combination of $8.5 million in cash and 5,000 shares of the Company's Class A common stock. In addition, previously existing debt of SinterForm, Inc. in the amount of $1.1 million, was repaid by the Company at closing. The transaction was financed through the Company's revolving credit facility.

These transactions were recorded utilizing the purchase method of accounting and, accordingly, the gross purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the dates of acquisition. The purchase price allocations related to the acquisition of PMH, KSH and the powder metal forge unit of Delco Remy America, Inc. remain preliminary at March 31, 1997. The final allocations of purchase price for these acquisitions will be determined upon the receipt of the final appraisals of certain acquired assets and the final determination of certain acquired liabilities. The final purchase price allocations are not expected to differ materially from the preliminary allocations. The operating results of these companies have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

Proforma financial operating results as if these acquisitions had been completed on January 1, 1996, are as follows (dollars in thousands, except per share data):

                                                             Three Months Ended
                                                               March 31, 1996
                                                             -------------------
         Net sales                                                 $101,974
         Gross profit                                                12,951
         Income before taxes                                          4,437
         Net income  applicable to common stock                       2,573
         Net income per common share                                    .34

4.  INVENTORIES:
    -----------
The major components of inventories were as follows (dollars in thousands):

                                                       (Unaudited)
                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
                  Raw Materials                $  9,026             $ 9,305
                  Work-in-process                20,065              21,632
                  Finished goods                 11,310              16,416
                                               --------             -------
                                               $ 40,401             $47,353
                  LIFO reserve                     (300)               (279)
                                               --------             -------
                                               $ 40,101             $47,074
                                               ========             =======

5.   EQUITY OFFERING:
     ---------------

In March, 1997, the Company successfully completed an offering of 2.5 million shares of its Class A common stock, raising net proceeds of approximately $55.8 million after consideration of transaction expenses. The Company used the proceeds of the offering to repay a portion of its outstanding debt incurred as a result of the 1996 acquisitions.

6.  SUBSEQUENT EVENTS:
    -----------------

Credit Agreement
On April 23, 1997 the Company amended its credit facility by increasing the Tranche A Term Debt to $90 million, retiring the Tranche B facilities and increasing the U.S. Revolver to $55 million. The amendment also adjusted the Interest Rate Spread, as defined, and certain maturities of the Tranche A, German Term and U.S. and German Revolving Facilities.

Merger Agreement
On April 29, 1997, the Company and GKN plc (through its subsidiaries, Powder Metallurgy Holdings, Inc. and GKN Powder Metallurgy, Inc.) entered into a merger agreement whereby GKN would acquire the Company for $570 million, including the assumption of approximately $184 million in debt. As a result of this agreement, on May 2, 1997, GKN commenced a tender offer to purchase all the outstanding shares of the Company for $37 per share.

7.  ACCOUNTING STANDARDS:
    --------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. The Company does not expect earnings per share calculated under SFAS No. 128 to differ materially from reported earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is the world's largest independent manufacturer of precision pressed powder metal parts. The Company manufactures and markets over 4,000 different pressed powder metal parts for use principally in the automotive industries in North America and Europe and, to a lesser extent, the lawn and garden, power tool and home appliance industries in North America and Europe. Sinter was organized in 1991 to facilitate the stock acquisition of Pennsylvania Pressed Metals, Inc. Since then, the Company has grown considerably through its eight additional acquisitions, including SinterForm, PMH, KSH and the powder metal forge unit of Delco Remy America, Inc. in 1996. Sinter accounted for all these acquisitions under the purchase method of accounting, where the purchase price is allocated between identified tangible and intangible assets purchased and liabilities assumed. Unallocated purchase price is treated as goodwill and amortized over 40 years.

In March 1997, the Company successfully completed an offering of 2.5 million shares of its Class A common stock raising net proceeds of approximately $56 million after consideration of transaction expenses. The Company used the net proceeds of the offering to repay a portion of its long-term debt incurred as a result of the 1996 acquisitions.

See note 6 to the Financial Statements for information regarding the Company's April 29, 1997 merger agreement with GKN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

Net Sales. Net sales increased $79.2 million, or 282.9%, to $107.1 million in the first quarter of 1997 from $28.0 million in the comparable quarter of 1996. The increase in net sales reflects the impact of the acquisitions of PMH, KSH, Sinterform, Inc., and the powder metal forge operations of Delco Remy America, Inc., and increased penetration in the automotive market. Without the effect of the acquisitions, net sales would have increased $1.8 million, or 6.5%.

North American light vehicle production increased 7.3% compared to the first quarter of 1996, while Sinter's North American automotive sales increased 10.3%, excluding the effect of the acquisitions, reflecting the increased penetration of the automotive market. Sales for each of the Company's other major markets, appliance, lawn and garden and power tools, experienced increases during the first quarter.

Gross profit. Gross profit increased by $15.4 million, or 239.6%, to $21.8 million in 1997. The gross profit margin decreased from 23.0% in the first quarter of 1996 to 20.4% in the comparable period in 1997. The decrease is principally attributable to the inclusion of the results of PMH and KSH which historically operate less efficiently than Sinter.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.5 million in 1997 to $10.0 million from $2.5 million in 1996. Similarly, selling, general and administrative expenses as a percentage of sales increased from 8.9% to 9.3% for the first quarter of 1996 and 1997, respectively. The increase in selling, general and administrative expenses for the 1997 first quarter is primarily attributable to the higher administrative costs incurred at KSH and additional management personnel hired to facilitate the integration of the acquisitions.

Income from operations. Income from operations increased by $7.1 million, or 184.2%, in 1997, as compared to 1996. Income from operations as a percent of net sales decreased from 13.7% in 1996 to 10.2% in 1997, reflecting the increase in selling, general and administrative expenses and lower gross margins described above.

Interest expense. Interest expense increased $4.3 million in 1997 as a result of borrowings under the Company's credit facility to fund the acquisitions of PMH, KSH, Delco Remy America, Inc. and Sinterform, Inc.

Income Taxes. The provision for income taxes was $2.8 million in 1997 and $1.4 million in 1996, reflecting a consolidation of the tax provisions of each entity. The effective tax rate increased from 36.4% in 1996 to 42.4% in 1997 primarily as a result of higher tax rates in Germany.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital, purchase capital equipment and fund acquisitions. In addition, the Company's capital requirements will be affected by the substantial indebtedness the Company incurred in connection with the financing of the acquisitions of PMH and KSH, which increases the Company's cash requirements for debt service and imposes various operating restrictions. Historically Sinter has used income generated by operations as well as borrowings available under long-term credit agreements to fund these capital needs.

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facility. Under the Company's credit facility, the lenders have provided the Company and its subsidiaries with (i) (a) U.S. senior secured term loan facilities ($30.0 million Tranche A and $115.0 million
Tranche B) and (b) a German senior secured term loan facility of DM 124.5 million, and (ii) (a) a U.S. dollar-denominated senior secured revolving credit facility (together with the U.S. term loan facilities, the "U.S. Facilities") in an aggregate principal amount equal to $30.0 million, of which up to $20.0 million is available in the form of standby and trade letters of credit and (b) a DM-denominated senior secured revolving credit facility (together with the German term loan facility, the "German Facilities") in an aggregate principal amount of DM 30.0 million, of which up to DM 10.0 million may be used for standby and trade letters of credit. All obligations of the Company under the U.S. Facilities are guaranteed by each domestic subsidiary of the Company and are secured by substantially all the assets of the Company and each of its domestic subsidiaries. All obligations under the German Facilities are guaranteed by (i) the German subsidiaries of the Company (other than the German subsidiary borrower thereunder) and (ii) the Company, and are secured by (i) substantially all the assets of the Company and (ii) pledges of 65% of the shares of Sinter Metals GmbH and Kolsva, Sinterteknik AB and collateral assignments of certain intercompany obligations.

In March, 1997, the Company successfully completed an offering of 2.5 million shares of its Class A common stock, raising net proceeds of approximately $55.8 million after consideration of transaction expenses. The Company used the proceeds of the offering to repay a portion of its outstanding debt incurred as a result of the 1996 acquisitions.

On April 23, 1997 the Company amended its credit facility by increasing the tranche A term debt to $90 million, retiring the tranche B facilities and increasing the U.S. revolving credit facility to $55 million. The amendment also reduced the Interest Rate Spread (as defined in a credit facility documentation), and adjusted certain maturities of the tranche term loan, German term loan and U.S. and German revolving credit facilities.

Net cash provided by operating activities was higher in the first quarter of 1997 by approximately $.4 million from the 1996 level of $3.9 million. Net cash provided by operating activities is principally generated from net income of the Company, and non cash charges for depreciation, which are substantial due to the capital intensive nature of the Company's business and changes in working capital.

Capital expenditures aggregated $7.9 and $1.9 million for the first quarter of 1997 and 1996, respectively. Capital expenditures are anticipated to approximate $25.0 million in 1997 to fund the Company's integration of the Company's recent acquisitions and planned capital projects. As of March 31, 1997, the Company had no other commitments for capital expenditures outside the ordinary course of business.

The capital requirements of the Company are subject to change as business conditions vary and investment opportunities arise. The Company has articulated an acquisition growth strategy and, accordingly, the Company is always looking at acquisition opportunities of various sizes. These opportunities may require expansion of the existing long-term debt facilities. The Company believes that it has sufficient borrowing capacity to increase its long-term borrowing level, if it becomes appropriate due to changes in capital requirements. The Company believes that its existing credit facilities, coupled with funds generated by the Company's operations, will be sufficient to provide the Company with the liquidity and capital resources necessary to fund the anticipated working capital requirements and capital expenditures of the Company for at least the next twelve months.

OUTLOOK

On April 29, 1997, the Company entered into a merger agreement with GKN plc (through its subsidiaries GKN Powder Metallurgy Holdings, Inc. and GKN Powder Metallurgy, Inc.) pursuant to which GKN has commenced a tender offer (the "Offer") for all of the Company's outstanding common stock for $37.00 per share in cash. The Offer commenced May 2, 1997 and is scheduled to expire May 30, 1997. See Note 6 ("Subsequent Events") to the Financial Statements.

The statements contained in this report that are not historical facts are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) the ability of the Company to successfully integrate the operations of KSH and PMH,
(ii) a downturn in the automotive industry, which is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions and regulations and policies regarding international trade,
(iii) the Company's ability to maintain its relationships with its significant customers, (iv) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and the financing necessary therefore, and (v) increases in the price of, or limitations on the availability of, powder metal, the Company's primary raw material. Any or all of these risks could cause actual results to differ materially from those reflected in the forward looking statements. These forward-looking statements reflect management's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See attached Exhibit Index.

         (b)      Reports on Form 8-K.


        Since December 31, 1996, the Company has filed three reports on Form 8-K, (i) dated January 3, 1997 (the "January 3 8-K"), reporting the Company's acquisition of all of the outstanding capital stock of Powder Metal Holding, Inc. ("PMH") and Krebsoge Sinterholding GmbH ("Krebsoge") (included in this filing were (A) the audited financial statements for Krebsoge for the years ended December 31, 1995, 1994 and 1993 prepared in accordance with German GAAP,
(B) the audited financial statements for PMH for the year ended December 31, 1995 and the period ended November 22, 1996, and (C) unaudited pro forma financial information for the year ended December 31, 1995 and the nine months ended September 30, 1996), (ii)* dated February 21, 1997, amending the
January 3 8-K to include the audited financial statements of Krebsoge for the period ended December 19, 1996 and to amend the unaudited pro forma financial information to reflect the results set forth in the December 19, 1996 Krebsoge financial statements), and (iii) dated February 21, 1997, amending the January 3 8-K to include the audited financial statements of Krebsoge for the period ended December 19, 1996 and to amend the unaudited pro forma financial information to reflect the results set forth in the December 19, 1996 Krebsoge financial statements.

------------
        * On February 24, 1997, the Company requested that this Form 8-KA be deleted from the public records. This request is pending.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT                     PAGE NO.
-------------------------------------------------------------------------------
 *2.1 Agreement and Plan of Merger, dated as of April 29, 1997, among GKN Powder Metallurgy Holdings, Inc., GKN Powder Metallurgy,
              Inc. and Sinter Metals, Inc.

 10.1         Employment Agreement, dated as of April 29, 1997, between
              Sinter Metals, Inc. and Joseph W. Carreras (incorporated by reference to Exhibit 6 of the Schedule 14D-9 of Sinter Metals, Inc. filed with the Securities and Exchange Commission on May 2, 1997 (the "Schedule 14D-9")).

 10.2 Form of Severance Agreement, dated as of April 29, 1997, between Sinter Metals, Inc. and each of Michael T. Kestner, Ronald G. Campbell, Alex G. Garcia, Jr. and Ian B. Hessel (incorporated by reference to Exhibit 7 of the Schedule 14D-9).

 10.3 Form of Severance Agreement, dated as of April 29, 1997, between Sinter Metals, Inc. and each of Gregory T. Heitzenrater, Joseph A. Newton, Beth A. Packo, Kristin MacLellan, Gloria S. Sturghill and Suzanne Paulett (incorporated by reference to Exhibit 8 of the Schedule 14D-9).

*10.4 Confidentiality Agreement, dated as of April 28, 1997, between Sinter Metals, Inc. and GKN plc.

 10.5 Option Agreement, dated as of April 29, 1997, by and between Sinter Metals, Inc. and Joseph W. Carreras (incorporated by reference to Exhibit 14 of the Schedule 14D-9).

*27.0         Financial Data Schedule

---------
* Filed herewith

                               SINTER METALS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-Q for the period ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997                      SINTER METALS, INC.



                                         Joseph W. Carreras
                                         Chairman of the Board and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)

                                         Michael T. Kestner
                                         Vice President and Chief Financial
                                         Officer (Chief Accounting Officer)